Form 10-Q
period 1999-06-30
WEBSTER CITY FEDERAL BANCORP
filed 1999-08-16
CIK 1089830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ---------------------------------

                                   FORM 10-QSB
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999.

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from______to______

                          Commission File Number: 0-26577

                          WEBSTER CITY FEDERAL BANCORP
             (Exact name of registrant as specified in its charter)

        United States                                     42-1491186
       ---------------                                  --------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)

820 Des Moines Street, Webster City, Iowa                  50595-0638
-----------------------------------------                 -------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  515-832-3071
                                                    ------------

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. X Yes    No
                                         ---    ---

     Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

2,122,219 shares of common stock outstanding at July 31, 1999.
                                                -------------

                  Webster City Federal Bancorp and Subsidiaries

                                      Index




                                                                            Page

Part I. Financial Information


         Item 1. Financial Statements

                  Consolidated Balance Sheets
                  at June 30, 1999 and December 31, 1998                       1

                  Consolidated Statements of Operations
                  for the three and six months ended June 30, 1999
                  and 1998                                                     2

                  Consolidated Statements of Cash Flows
                  for the six months ended June 30, 1999
                  and 1998                                                     3

                  Notes to Consolidated Financial Statements                   4

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations               6



Part II. Other Information

                  Other Information                                           11

PART I. FINANICAL INFORMATION
Item 1. Financial Statements

                       Webster City Federal Bancorp and Subsidiaries

                                Consolidated Balance Sheets


                                                        June 30,          December 31,
                                                          1999                1998
                                                    ----------------     ---------------
Assets                                                          (Unaduited)

Cash and cash equivalents                               $ 4,672,246        $ 13,186,836
Time deposits in other financial institutions             2,611,000           2,265,000
Investment securities held to maturity                   25,202,216          19,886,768
Loans receivable, net                                    57,856,075          56,751,506
Real estate, net                                                  -              22,460
Office property and equipment, net                          489,109             496,356
Federal Home Loan Bank stock, at cost                       613,200             613,200
Deferred taxes on income                                    137,000             137,000
Accrued interest receivable                                 756,670             663,648
Prepaid expenses and other assets                            34,157              60,954
                                                    ----------------     ---------------

      Total assets                                     $ 92,371,673        $ 94,083,728
                                                    ================     ===============


Liabilities and Stockholders' Equity

Deposits                                               $ 66,765,760        $ 68,703,588
FHLB advance                                              1,200,000           1,200,000
Employee stock ownership plan borrowings                          -             159,064
Advance payments by borrowers for
    taxes and insurance                                     243,918             219,583
Accrued interest payable                                     89,753             110,393
Current income taxes payable                                      -              51,554
Accrued expenses and other liabilities                      562,125             553,811
                                                    ----------------     ---------------

      Total liabilities                                  68,861,556          70,997,993
                                                    ----------------     ---------------


Stockholders' Equity

Common stock, .10 par value                                 211,905             211,599
Additional paid-in capital                                9,053,649           9,012,687
Retained earnings, substantially restricted              14,244,563          14,020,513
Unearned employee stock ownership plan shares                     -            (159,064)
                                                    ----------------     ---------------

      Total stockholders' equity                         23,510,117          23,085,735
                                                    ----------------     ---------------

      Total liabilities and stockholders' equity       $ 92,371,673        $ 94,083,728
                                                    ================     ===============



                                                             Webster City Federal Bancorp and Subsidiaries

                                                                Consolidated Statements of Operations

                                                  For the Three                                       For the Six
                                                     Months                                              Months
                                                 Ended June 30,                                     Ended June 30,
                                      --------------------------------------              --------------------------------------
                                           1999                  1998                           1999                  1998
                                      ----------------      ----------------              -----------------      ---------------
                                                                           (Unaudited)
                               Income

                     Interest Income:
                     Loans receivable      $1,102,807            $1,061,585                     $2,199,851           $2,120,264
 Mortgage-backed & related securities         152,791               225,343                        302,994              470,157
                Investment securities         238,912               238,614                        455,580              528,132
        Other interest earning assets         105,243               137,344                        247,060              243,874
                                      ----------------      ----------------              -----------------      ---------------
                Total interest income       1,599,753             1,662,886                      3,205,485            3,362,427

                    Interest Expense:
                             Deposits         728,861               826,162                      1,460,908            1,657,152
                         FHLB advance          14,530                14,530                         28,900               25,387
                            ESOP loan           1,610                 3,704                          4,294                7,695
                                      ----------------      ----------------              -----------------      ---------------
               Total interest expense         745,001               844,396                      1,494,102            1,690,234
                                      ----------------      ----------------              -----------------      ---------------
                  Net interest income         854,752               818,490                      1,711,383            1,672,193
        Provision for losses on loans               -                     -                              -                    -
                                      ----------------      ----------------              -----------------      ---------------
            Net interest income after
        provision for losses on loans         854,752               818,490                      1,711,383            1,672,193
                                      ----------------      ----------------              -----------------      ---------------

                 Non-interest income:
             Fees and service charges          26,909                61,050                         68,639              102,490
                                Other          11,110                 7,413                         12,573                8,324
                                      ----------------      ----------------              -----------------      ---------------
            Total non-interest income          38,019                68,463                         81,212              110,814
                                      ----------------      ----------------              -----------------      ---------------

                              Expense

                Non-interest expense:
         Compensation, payroll taxes,
               and employees benefits         298,944               197,900                        485,892              396,853
        Office property and equipment          18,181                17,267                         37,682               41,141
             Data processing services          26,183                23,794                         57,129               50,749
           Federal insurance premiums          10,200                13,934                         20,400               25,105
      Other real estate expenses, net              73                 2,738                          1,008                5,245
                          Advertising           7,100                 5,606                         12,730               12,875
                                Other         101,483                94,871                        205,575              186,791
                                      ----------------      ----------------              -----------------      ---------------
           Total non-interest expense         462,164               356,110                        820,416              718,759
                                      ----------------      ----------------              -----------------      ---------------

      Earnings before taxes on income         430,607               530,843                        972,179            1,064,248

                      Taxes on income         162,464               202,466                        366,003              406,049
                                      ----------------      ----------------              -----------------      ---------------

                         Net earnings        $268,143              $328,377                       $606,176             $658,199
                                      ================      ================              -----------------      ---------------

           Earnings per share - basic           $0.13                 $0.16                          $0.29                $0.31
                                      ================      ================              =================      ===============

        Earnings per share - dilluted           $0.13                 $0.16                          $0.29                $0.31
                                      ================      ================              =================      ===============


 See notes to consolidated financial statements.


                                    Webster City Federal Bancorp and Subsidiaries

                                        Consolidated Statements of Cash Flows

                                                                           For the Six Months Ended June 30,
                                                                 ----------------------------------------------
                                                                      1999                          1998
                                                                 ----------------             -----------------
                                                                                    (Unaudited)
                            Cash flows from operating activities
                                                    Net earnings        $606,176                      $658,199
                                                                 ----------------             -----------------

               Adjustments to reconcile net earnings to net cash
                               provided by operating activities:
                                                    Depreciation          16,502                        13,110
                     Amortization of premiums and discounts, net           2,144                         6,569
                     Stock appreciation of allocated ESOP shares           9,060                        24,357
                         Increase in accrued interest receivable        (93,022)                       (3,003)
              (Increase) decrease  in prepaid expenses and other          26,797                      (45,095)
                                                          assets
                 (Decrease) increase in accrued interest payable        (20,640)                         2,105
              Increase in accrued expenses and other liabilities           8,314                        64,351
                     Decrease in accrued current taxes on income        (51,554)                      (61,103)
                                   Net change in ESOP stock plan         159,064                        38,795
                                                                 ----------------             -----------------

                                               Total adjustments          56,665                        40,086
                                                                 ----------------             -----------------

                       Net cash provided by operating activities         662,841                       698,285
                                                                 ----------------             -----------------

                            Cash flows from investing activities
         Proceeds from the maturity of interest bearing deposits       2,265,000                     2,000,000
                           Purchase of interest bearing deposits     (2,611,000)                   (6,955,000)
             Proceeds from the maturity of investment securities       3,900,000                     9,650,000
                          Proceeds from redemption of FHLB Stock               -                       166,300
                               Purchase of investment securities     (9,905,818)                   (7,902,281)
                          Purchase of mortgage-backed securities     (1,070,487)                             -
   Principal collected on mortgage-backed and related securities       1,754,664                     2,447,069
                                 Proceeds on sale of real estate          22,460                        59,282
                                  Net change in loans receivable     (1,100,520)                   (1,456,069)
                       Purchase of office property and equipment         (9,255)                             -
                                                                 ----------------             -----------------

                           Net cash used in investing activities     (6,754,956)                   (1,990,699)
                                                                 ----------------             -----------------

                            Cash flows from financing activities
                                  Net change in savings deposits     (1,937,828)                       507,593
                                      Proceeds from FHLB advance               -                     1,200,000
                   Net increase in advance payments by borrowers
                                         for taxes and insurance          24,335                        16,570
                                     Proceeds from stock options          32,207                        36,337
                                     Payments on ESOP borrowings       (159,064)                      (38,795)
                                                  Dividends paid       (382,125)                     (376,418)
                                                                 ----------------             -----------------
             Net cash (used in) provided by financing activities     (2,422,475)                     1,345,287
                                                                 ----------------             -----------------

            Net (decrease) increase in cash and cash equivalents     (8,514,590)                        52,873

                Cash and cash equivalents at beginning of period      13,186,836                     5,892,852
                                                                 ----------------             -----------------

                      Cash and cash equivalents at end of period      $4,672,246                    $5,945,725
                                                                 ================             =================

              Supplemental disclosures of cash flow information:
                                  Cash paid during the year for:
                                                        Interest      $1,481,548                    $1,625,883
                                                 Taxes on income         419,182                       438,991
                    Transfers from loans to real estate acquired
                                             through foreclosure              $-                       $49,893
                                                                 ================             =================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REORGANIZATION

The Registrant is the successor to Webster City Federal Savings Bank, a federal stock savings bank (the "Bank") which reorganized into the holding company structure, effective July 1, 1999 (the "Holding Company Reorganization"). In the Holding Company Reorganization, each outstanding share of the Bank's common stock was converted into one share of the Registrant's common stock, and each stockholder of the Bank received the same ownership interest in the Registrant immediately following the Holding Company Reorganization as he or she had in the Bank immediately prior to that transaction. Because the reporting period covered by this report ended on June 30, 1999 (the day prior to the consummation of the Holding Company Reorganization), the consolidated financial statements presented herein reflect the financial performance of the Bank and not the Registrant.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

The consolidated financial statements for the three and six-month periods ended June 30, 1999 and 1998 are unaudited. In the opinion of management of Webster City Federal Bancorp these financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of the Bank and its wholly owned subsidiary, WCF Service Corporation which is engaged in the sales of mortgage life and credit life insurance to the Bank's loan customers. All material inter-company accounts and transactions have been eliminated.


3. EARNINGS PER SHARE COMPUTATIONS - 1999

Earnings per share - basic is computed using the weighted average number of common shares outstanding of 2,119,049 and 2,118,650 for the three and six months ended June 30, 1999, respectively, reduced by the 13,539 weighted average unearned ESOP shares and divided into the net earnings of $268,100 and $606,200 for the three and six months ended June 30, 1999, respectively, resulting in earnings per share of $.13 and $.29 for the three and six months ended June 30, 1999, respectively.

Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Bank's stock option plan using the average price per share for the period. Such additional shares were 5,172 and 7,454 for the three and six months ended June 30, 1999, respectively. Earnings for the three and six months ended June 30, 1999 were $268,100 and $606,200, respectively, resulting in earnings per share of $.13 and $.29 for the three and six months ended June 30, 1999, respectively.

EARNINGS PER SHARE COMPUTATIONS - 1998

Earnings per share - basic is computed using the weighted average number of common shares outstanding of 2,093,866 and 2,115,194 for the three and six months ended June 30, 1998, respectively, reduced by the 20,127 weighted average unearned ESOP shares and divided into the net earnings of $328,400 and $658,200 for the three and six months ended June 30, 1998, respectively, resulting in earnings per share of $.16 and $.31 for the three and six months ended June 30, 1998, respectively.

Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Bank's stock option plan using the average price per share for the period. Such additional shares were 21,328 and 22,409 for the three and six months ended June 30, 1998, respectively. Earnings for the three and six months ended June 30, 1998 were $328,400 and $658,200, respectively, resulting in earnings per share of $.16 and $.31 for the three and six months ended June 30, 1998, respectively

4. DIVIDENDS

On April 21, 1999 the Bank declared a cash dividend on its common stock payable on May 21, 1999 to stockholders of record as of May 7, 1999, equal to $.20 per share or approximately $422,393. Of this amount, the payment of approximately $230,000 (representing the dividend payable on 1,150,000 shares owned by WCF Financial, M.H.C., the Bank's mutual holding company) was waived by the mutual holding company, resulting in an actual dividend distribution of $192,393.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL CONDITION

Total assets decreased by $1.7 million, or 1.8%, from December 31, 1998 to June 30, 1999. Cash and cash equivalents decreased $8.5 million or 64.6% while time deposits in other financial institutions increased $346,000 to $2.6 million from $2.3 million. The increase in time deposits was due to the Bank matching certificate of deposits of public funds with certificate of deposits at the Federal Home Loan Bank. Loans receivable increased $1.1 million, or 1.9% during the same period. At June 30, 1999, the Bank had no real estate owned. Investment securities increased from December 31, 1998 to June 30, 1999 primarily due to the Bank having some securities that matured at the end of 1998, while reinvestment of these funds did not occur until the first quarter of 1999. When the Bank reinvested the funds in the first quarter this caused an offsetting decrease in cash and cash equivalents. During the six-month period deposits decreased $1.9 million, or 2.8%.

Total stockholders' equity increased by $424,400 to $23.5 million at June 30, 1999 from $23.1 at December 31, 1998 as earnings of $606,200 were partially offset by two quarterly dividends totaling $382,100 and amortization of the employee stock ownership plan.

CAPITAL

The Bank's total stockholders' equity increased by $424,400, to $23.5 million at June 30, 1999 from $23.1 million at December 31, 1998. The Office of Thrift Supervision (OTS) requires that the Bank meet certain minimum capital requirements. As of June 30, 1999 the Bank was in compliance with all regulatory capital requirements. The Bank's required, actual and excess capital levels as of June 30, 1999 were as follows:


                           Required          % of             Actual            % of             Excess
                           Amount           Assets            Amount            Assets           Capital
                           --------         -------          --------         ---------         ---------
                                                     (Dollars in thousands)

Tier 1 (Core) Capital        $3,696         4.0%                $23,511         25.44%             $19,815
Risk-based Capital           $3,552         8.0%                $23,892         53.81%             $20,340

LIQUIDITY

OTS regulations require the Bank to maintain an average daily balance of qualified liquid assets (cash, certain time deposits and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable deposits plus short term borrowings. At June 30, 1999, the Bank's quarterly average liquidity position was $19.2 million or 27.7% compared to $13.8 million or 19.7% at December 31, 1998.

RESULTS OF OPERATIONS

Interest Income. Total interest income decreased $63,100 or 3.8% from $1.7 million for the three months ended June 30, 1998 compared to $1.6 million for the three months ended June 30, 1999. Interest income totaled $3.2 million for the six months ended June 30, 1999 compared to $3.4 million for the six months ended June 30, 1998. This was the result of a decrease in the average yield on interest-earning assets to 7.02% for the six months ended June 30, 1999 from 7.15% for the six months ended June 30, 1998 and a decrease in the average balance of interest earning assets of $2.7 million or 2.9% to $91.4 million for the six months ended June 30, 1999 from $94.1 million for the six months ended June 30, 1998.

Interest on loans for the three months ended June 30, 1999 increased $41,200 or 3.9% compared to the three months ended June 30, 1998. Interest on loans for the six months ended June 30, 1999 increased $79,600 or 3.8% compared to the six months ended June 30, 1998. The increases resulted primarily from an increase in total loans outstanding during the periods, offset by a decrease in the yields on loans receivable from 7.75% for the six months ended June 30, 1998 compared to 7.72% for the six months ended June 30, 1999. The decreases in the yields on loans receivable were primarily due to lower market rates and a substantial volume of adjustable rate loans repricing at a lower rate based on the lagging index used by the Bank.

Interest on mortgage-backed securities decreased by $72,600 or 32.2% for the three-month period ended June 30, 1999 as compared to the same period ended June 30, 1998. Interest on mortgage-backed securities decreased $167,200 or 35.6% for the six months ended June 30, 1999 compared to same period ended June 30, 1998. These declines resulted from a decrease of $4.1 million or 30.5% in the average balance of mortgage-backed securities to $9.4 million for the six months ended June 30, 1999 compared to $13.5 million for six months ended June 30, 1998 and a decrease of 51 basis points in the average yield on mortgage-backed securities to 6.42% for the six months ended June 30, 1999 from 6.93% for the six months ended June 30, 1998 as higher rate mortgage-backed securities were paid off.

Interest on investment securities remained unchanged for the three months ended June 30, 1999 compared to the same period ended June 30, 1998. Interest on investment securities decreased by $72,600 or 13.8% for the six months ended June 30, 1999 as compared to the same period ended June 30, 1998. This was due to a decrease in the average balance of investment securities from $16.2 million for the six months ended June 30, 1998 compared to $14.6 million for the six months ended June 30, 1999 as well as a decrease in the average yield of 28 basis points from 6.51%, on June 30, 1998 to 6.23%, on June 30, 1999. The generally lower interest rate environment during the current fiscal year resulted in the declining yields on investment securities.

Interest Expense. Interest expense decreased by $99,400, or 11.8%, from $844,400 for the three months ended June 30, 1998 to $745,000 for the three months ended June 30, 1999. Interest expense decreased by $196,100 or 11.6%, from $1.6 million for the six months ended June 30, 1998 to $1.5 for the six months ended June 30, 1999. This decrease resulted from a decrease in average deposits outstanding as average deposits decreased by $3.1 million from $69.9 million for the six months ended June 30, 1998 to $66.8 million for the six months ended June 30, 1999. The average cost of deposits also decreased 36 basis points from 4.74% for the six months ended June 30, 1998 compared to 4.38% for the six months ended June 30, 1999.

Net Interest Income. Net interest income before provision for losses on loans increased by $36,300 or 4.4% from $818,500 for the three months ended June 30, 1998 compared to $854,800 for the three months ended June 30, 1999. Net interest income increased by $39,200 or 2.4% for the six months ended June 30, 1999 compared to the same period ended June 30, 1998. The Bank's interest rate spread at June 30, 1999 increased by 23 basis points to 2.64% from 2.41% at June 30, 1998.

Provision for Losses on Loans. There were no provisions for losses on loans for the three and six months ended June 30, 1999. The Bank had no non-performing loans as of June 30, 1999 compared to $15,300 as of December 31, 1998. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb probable losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses.

Non-interest Income. Total non-interest income decreased by $30,400 or 44.4% for the three-month period ended June 30, 1999 as compared to the same period ended June 30, 1998. Non-interest income decreased $29,600 or 26.7% for the six months ended June 30, 1999 as compared to the same period ended June 30, 1998. The decreases were related to a decrease in fees and service charges, due to the repricing of service charges.

Non-interest Expense. Non-interest expense increased $106,100 or 29.8% for the three-month period ended June 30, 1999 compared to the same period ended June 30, 1998. Non-interest expense increased $101,700 or 14.2% for the six-month period ended June 30, 1999 compared to the same period ended June 30, 1998. Compensation and benefit costs increased $101,000 or 51.0% from $197,900 for the three months ended June 30, 1998 to $298,900 for the three month period ended June 30, 1999. Compensation and benefit costs increased by $89,000 to $485,900 for the six months ended June 30, 1999 from $396,900 for the six months ended June 30, 1998. The increases were primarily due to the Bank paying off the balance of the ESOP loan of $141,800 on June 30, 1999.

Taxes on Income.

Income taxes for the three and six months ended June 30, 1999, decreased to $162,500 and $366,000 from $202,500 and $406,000 for the same periods for 1998.
The effective income tax rate for the first six months of 1999 was 37.7% compared to 38.2% for the first six months of 1998.

Net Earnings. Net earnings totaled $268,100 for the three months ended June 30, 1999 compared to $328,400 for the three months ended June 30, 1998. Net earnings decreased $52,000 or 7.9% for the six-month period ended June 30, 1999 compared to the same period ended June 30, 1998.


Impact of Year 2000 Compliance

         The federal banking regulators recently issued guidelines establishing minimum safety and soundness standards for achieving Year 2000 compliance. The guidelines, which took effect October 15, 1998 and apply to all FDIC-insured depository institutions, establish standards for developing and managing Year 2000 project plans, testing remediation efforts, and planning for contingencies. The guidelines are based upon guidance previously issued by the agencies under the auspices of the Federal Financial Institutions Examination Council (the "FFIEC"), but are not intended to replace or supplant the FFIEC guidance which will continue to apply to all federally insured depository institutions.

         The guidelines were issued under section 39 of the Federal Deposit Insurance Act, as amended (the "FDIA"), which requires the federal banking regulators to establish standards for the safe and sound operation of federally insured depository institutions. Under section 39 of the FDIA, if an institution fails to meet any of the standards established in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving compliance. If an institution fails to submit an acceptable compliance plan, or fails in any respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Such an order is enforceable in court in the same manner as a cease and desist order. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. In addition to the enforcement procedures established in section 39 of the FDIA, noncompliance with the standards established by the guidelines may also be grounds for other enforcement action by the federal banking
regulators,   including   cease  and  desist  orders  and  civil  money  penalty
assessments.

         The Board of Directors is aware of potential risk that the year 2000 poses for the Bank and has assigned an individual to establish Year 2000 formal project plans, which have been developed and adopted by the Bank. Testing and contingency plans have also been developed and adopted by the Bank. Testing procedures have been completed.

         The Bank's contingency plans include two components, which are business remediation and business resumption. The business remediation plan was developed to mitigate the risk associated with the failure to successfully complete system renovation, validation or implementation of the Bank's Year 2000 readiness. This plan pertains to mission-critical systems developed in-house, by outside software vendors, and by third-party service providers. The business resumption plan will be designed to be implemented in the event there are system failures at critical dates.

         The Bank anticipates that it will incur internal staff costs and other expenses related to the enhancements necessary to become Year 2000 compliant. Based on the Bank's current knowledge, the expense related to Year 2000 compliance is not expected to have a material effect on the Bank's financial position or results of operations. It is estimated that the costs incurred by the Bank for Year 2000 compliance will be approximately $ 10,000.

         Accurate data processing is essential to the operation of the Bank, and a lack of accurate processing by its vendors could have a significant adverse impact on the Bank's financial condition and results of operations.

         The Bank has been assured by its data processing service bureau that their computer services will function properly on and after January 1, 2000.

         Notwithstanding the foregoing, if the Bank is unable to resolve this potential problem in time, the Bank will likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operations of the Bank.

         The Bank has also tested such things as vault doors, alarms, phones, etc. and is not aware of any significant problems with such systems.

         The Bank has received year 2000 updates from most of its material non-information system providers, and based on these updates the Bank does not anticipate any significant year 2000 issues.

         In addition to expenses related to its own computer system, the Bank could incur losses if loan payments are delayed due to year 2000 problems affecting any of its significant borrowers or impairing the payroll systems of large employers in the Bank's market area. The Bank is communicating with these companies to assess their progress in evaluating their systems and implementing any corrective measures required by them to be prepared for the year 2000.

Impact of New Accounting Standards


         SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 137, an amendment to SFAS 133, will be effective for the Bank for the year beginning January 1, 2001. Management is evaluating what impact the adoption of SFAS 133 and SFAS 137 will have on the Bank's consolidated financial statements. The Bank expects to adopt SFAS No. 133 and 137 when required.

Safe Harbor Statement

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Bank intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Bank, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Bank's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

         Factors which could have a material adverse effect on the operations and future prospects of the Bank and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory situation, monetary and fiscal policies of the U.S. Government, including polices of the U.S. Treasury and the Federal Reserve Board, the quality of composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

         Further information concerning the Bank and its business, including additional factors that could materially affect the Bank's financial results, is included in the Bank's filings with the Office of Thrift Supervision.

                           PART II. Other Information



Item 1. Legal Proceedings

         There are various claims and lawsuits in which the Registrant is periodically involved incidental to the Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.


Item 2. Changes in Securities
         None


Item 3. Defaults Upon Senior Securities
         None


Item 4. Submission of Matters to a Vote of Security Holders.

         The Registrant convened its 1998 Annual Meeting of Stockholders on April 21,1999. At the meeting the stockholders of the Registrant considered and voted upon:

     1. The election of Donald I. Newman as director for a term of three years.

     2. The ratification of the appointment of KPMG LLP as auditors of the Registrant for the fiscal year ending December 31, 1999.

     3. The establishment of Webster City Federal Bancorp as a stock holding company parent of the Bank.

                  The election of Donald I. Newman as director was as approved by a vote of 1,902,353 votes in favor, 25,680 withheld and 0 abstaining.

                  The ratification of the engagement of KPMG LLP as auditors was approved by a vote of 1,925,133 votes in favor, 1,500 opposed and 1,400 abstaining.

                  The establishment of Webster City Federal Bancorp as a stock holding company parent of the Bank was approved by a vote of 1,557,233 votes in favor, 359,071 opposed and 11,729 abstaining.


Item 5. Other Information
         None


Item 6. Exhibits and Reports on Form 8-K.

          No form 8-K reports were filed during the quarter ended June 30, 1999.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                           WEBSTER CITY FEDERAL BANCORP
                                           Registrant




Date: August 10, 1999            By:/s/ Phyllis A. Murphy
                                    __________________________________
                                    Phyllis A. Murphy
                                    President and Chief Executive Officer




Date: August 10, 1999            By:/s/ Stephen L. Mourlam
                                    ___________________________________
                                    Stephen L. Mourlam
                                    Exec. Vice President/Chief Financial Officer