Form 10QSB
period 1999-09-30
WEBSTER CITY FEDERAL BANCORP
filed 1999-11-12
CIK 1089830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ---------------------------------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended September 30, 1999.


[ ]  TRANSITION  REPORT  PURSUANT   TO   SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from__________________to______________________

     Commission File Number: 0-26577

                          Webster City Federal Bancorp
             (Exact name of registrant as specified in its charter)

           United States                                      42-1491186
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

820 Des Moines Street, Webster City, Iowa                     50595-0638
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  515-832-3071



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

2,122,219 shares of common stock outstanding at October 30, 1999.
                                                -----------------

                  Webster City Federal Bancorp and Subsidiaries

                                      Index




Part I. Financial Information


         Item 1. Financial Statements

                  Consolidated Balance Sheets
                  at September 30, 1999 and December 31, 1998

                  Consolidated Statements of Operations
                  for the three and nine months ended September 30, 1999
                  and 1998

                  Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 1999
                  and 1998

                  Notes to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations



Part II. Other Information

                  Other Information

                  Webster City Federal Bancorp and Subsidiaries

                           Consolidated Balance Sheets

                                                             September 30,          December 31,
                                                                 1999                  1998
                                                          -----------------      ----------------
Assets                                                                  (Unaduited)

Cash and cash equivalents                                      $ 2,525,270          $ 13,186,836
Time deposits in other financial institutions                    2,585,000             2,265,000
Investment securities held to maturity                          24,340,011            19,886,768
Loans receivable, net                                           59,899,107            56,751,506
Real estate, net                                                         -                22,460
Office property and equipment, net                                 488,835               496,356
Federal Home Loan Bank stock, at cost                              613,200               613,200
Deferred taxes on income                                           137,000               137,000
Accrued interest receivable                                        659,655               663,648
Prepaid expenses and other assets                                    5,063                60,954
                                                          -----------------      ----------------

      Total assets                                            $ 91,253,141          $ 94,083,728
                                                          =================      ================


Liabilities and Stockholders' Equity

Deposits                                                      $ 66,180,999          $ 68,703,588
FHLB advance                                                     1,200,000             1,200,000
Employee stock ownership plan borrowings                                 -               159,064
Advance payments by borrowers for
    taxes and insurance                                             84,096               219,583
Accrued interest payable                                           443,994               110,393
Current income taxes payable                                             -                51,554
Accrued expenses and other liabilities                             627,959               553,811
                                                          -----------------      ----------------

      Total liabilities                                         68,537,048            70,997,993
                                                          -----------------      ----------------


Stockholders' Equity

Common stock, $.10 par value                                       212,222               211,599
Additional paid-in capital                                       9,093,712             9,012,687
Treasury Stock (63,725 shares at cost)                            (964,181)                    -
Retained earnings, substantially restricted                     14,374,340            14,020,513
Unearned employee stock ownership plan shares                            -              (159,064)
                                                          -----------------      ----------------

      Total stockholders' equity                                22,716,093            23,085,735
                                                          -----------------      ----------------

      Total liabilities and stockholders' equity              $ 91,253,141          $ 94,083,728
                                                          =================      ================

                 See notes to consolidated financial statements.

                  Webster City Federal Bancorp and Subsidiaries

                      Consolidated Statements of Operations

                                              For the Three Months              For the Nine Months
                                               Ended September 30,              Ended September 30,
                                            -------------------------         -------------------------
                                               1999          1998                1999          1998
                                            -----------   -----------         -----------    ----------
                                                                    (Unaudited)
Income
Interest Income:
   Loans receivable                         $1,126,751    $1,085,547          $3,326,603     $3,205,810
   Mortgage-backed & related securities        140,104       201,387             443,098       671,544
   Investment securities                       239,282       246,707             694,862       774,840
   Other interest earning assets                83,708       134,742             330,768       378,615
                                            -----------   -----------         -----------    ----------
      Total interest income                  1,589,846     1,668,383           4,795,330     5,030,809

Interest Expense:
   Deposits                                    729,429       822,975           2,190,337     2,480,127
   FHLB advance                                 14,689        14,689              43,589        40,076
   ESOP loan                                       792         3,410               5,086        11,105
                                            -----------   -----------         -----------    ----------
      Total interest expense                   744,910       841,074           2,239,012     2,531,308
                                            -----------   -----------         -----------    ----------
   Net interest income                         844,936       827,309           2,556,318     2,499,501
Provision for losses on loans                        -             -                   -             -
                                            -----------   -----------         -----------    ----------
   Net interest income after
      provision for losses on loans            844,936       827,309           2,556,318     2,499,501
                                            -----------   -----------         -----------    ----------

Non-interest income:
   Fees and service charges                     47,848        41,151             116,487       143,641
   Other                                         1,967         1,220              14,540         9,545
                                            -----------   -----------         -----------    ----------
      Total non-interest income                 49,815        42,371             131,027       153,186
                                            -----------   -----------         -----------    ----------

Expense

Non-interest expense:
   Compensation, payroll taxes
     and employees benefits                    154,939       189,782             640,831       586,636
   Office property and equipment                18,755        18,190              56,437        59,331
   Data processing services                     26,289        24,470              83,418        75,219
   Federal insurance premiums                   10,085         7,459              30,485        32,564
   Other real estate expenses, net                   -        (3,325)              1,008         1,920
   Advertising                                   7,541         8,251              20,271        21,126
   Other                                       143,243        84,871             348,819       271,661
                                            -----------   -----------         -----------    ----------
      Total non-interest expense               360,854       329,698           1,181,269     1,048,457
                                            -----------   -----------         -----------    ----------

Earnings before taxes on income                533,897       539,982           1,506,076     1,604,230

Taxes on income                                210,848       202,851             576,851       608,900
                                            -----------   -----------         -----------    ----------

Net earnings                                 $ 323,049     $ 337,131           $ 929,225     $ 995,330
                                            ===========   ===========         -----------    ----------

Earnings per share - basic                      $ 0.16        $ 0.16              $ 0.44        $ 0.48
                                            ===========   ===========         ===========    ==========

Earnings per share - diluted                    $ 0.15        $ 0.16              $ 0.44        $ 0.47
                                            ===========   ===========         ===========    ==========

                 See notes to consolidated financial statements.

                        Webster City Federal Bancorp and Subsidiaries

                            Consolidated Statements of Cash Flows

                                                                        For the Nine Months
                                                                        Ended September 30,
                                                                  -----------------------------
                                                                      1999              1998
                                                                  -------------       ---------
                                                                            (Unaudited)
Cash flows from operating activities
   Net earnings                                                      $ 929,225        $ 995,330
                                                                  -------------       ---------
   Adjustments  to  reconcile  net  earnings to net cash
     provided by  operating activities:
        Depreciation                                                    16,776          19,665
        Amortization of premiums and discounts, net                      7,588          15,421
        Stock appreciation of allocated ESOP shares                      9,061          31,897
        Increase in accrued interest receivable                           (772)       (172,111)
        Decrease (Increase)  in prepaid expenses and other assets       55,891          (9,205)
        Increase in accrued interest payable                           333,601         392,007
        Increase in accrued expenses and other liabilities              74,146          85,508
        Decrease in accrued current taxes on income                    (51,554)        (61,103)
        Net change in ESOP stock plan                                  159,064          58,107
                                                                  -------------       ---------

            Total adjustments                                          603,801         360,186
                                                                  -------------       ---------

            Net cash provided by operating activities                1,533,026        1,355,516
                                                                  -------------       ---------

Cash flows from investing activities
   Proceeds from the maturity of interest bearing deposits           3,111,000        4,285,000
   Purchase of interest bearing deposits                            (3,431,000)       (6,955,000)
   Proceeds from the maturity of investment securities               3,900,000        9,650,000
   Proceeds from redemption of FHLB Stock                                    -         166,300
   Purchase of investment securities                                (9,905,818)       (7,902,281)
   Principal collected on mortgage-backed and related securities     2,611,503        3,676,453
   Purchase of  mortgage-backed securities                          (1,070,487)              -
   Proceeds on sale of real estate                                      22,460         109,175
   Net change in loans receivable                                   (3,143,630)       (2,585,387)
   Purchase of office property and equipment                            (9,255)              -
                                                                  -------------       ---------

            Net cash (used in) provided by investing activities     (7,915,227)        444,260
                                                                  -------------       ---------

Cash flows from financing activities
   Net change in savings deposits                                   (2,522,589)       (4,856,362)
   Proceeds from FHLB advance                                                -        1,200,000
   Net decrease in advance payments by borrowers
     for taxes and insurance                                          (135,487)       (173,250)
   Proceeds from stock options                                          72,586          36,337
   Payments on ESOP borrowings                                        (159,064)        (58,107)
   Treasury stock purchase                                            (964,181)              -
   Dividends paid                                                     (570,630)       (565,173)
                                                                  -------------       ---------
            Net cash used in financing activities                   (4,279,365)       (4,416,555)
                                                                  -------------       ---------

            Net decrease in cash and cash equivalents              (10,661,566)       (2,616,779)

Cash and cash equivalents at beginning of period                    13,186,836        5,892,852
                                                                  -------------       ---------

Cash and cash equivalents at end of period                         $ 2,525,270        $3,276,073
                                                                  =============       =========

                                                                        For the Nine Months
                                                                        Ended September 30,
                                                                  -----------------------------
                                                                      1999              1998
                                                                  -------------       ---------
                                                                            (Unaudited)
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                      $ 1,856,736        $2,088,120
     Taxes on income                                                   834,691         653,991
   Transfers from loans to real estate acquired
     through foreclosure                                                   $ -        $ 72,353
                                                                  =============       =========

                       See notes to consolidated financial statements.

                  Webster City Federal Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1. REORGANIZATION
   --------------

Webster City Federal Bancorp (the "Registrant" or "Bancorp") is the successor to Webster City Federal Savings Bank, a federal stock savings bank (the "Bank") which reorganized into the holding company structure, effective July 1, 1999 (the "Holding Company Reorganization"). In the Holding Company Reorganization, each outstanding share of the Bank's common stock was converted into one share of the Registrant's common stock, and each stockholder of the Bank received the same ownership interest in the Registrant immediately following the Holding Company Reorganization as he or she had in the Bank immediately prior to that transaction.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES
   -----------------------------------------

The consolidated financial statements for the nine-month period ended September 30, 1999 are unaudited. In the opinion of management of Webster City Federal Bancorp these financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Bancorp intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Bancorp, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Bancorp's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Bancorp and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal polices of the U.S. Government, including polices of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bancorp's market area and accounting principles, polices and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Bancorp and its wholly owned subsidiary, Webster City Federal Savings Bank, which is engaged in banking and its wholly owned subsidiary, WCF Service Corporation which engaged in the sales of mortgage life insurance to the Bank's loan customers. All material inter-company accounts and transactions have been eliminated.

3. EARNINGS PER SHARE COMPUTATIONS
----------------------------------

1999
----
Earnings per share - basic is computed using the weighted average number of common shares outstanding of 2,082,968 and 2,097,597 for the three and nine months ended September 30, 1999, respectively. Divided into the net earnings of $323,000 and $929,200 for the three and nine months ended September 30, 1999, respectively, resulting in earnings per share of $.16 and $.44 for the three and nine months ended September 30, 1999, respectively.

Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Bancorp's stock option plan using the average price per share for the period. Such additional shares were 6,965 and 7,291 for the three and nine months ended September 30, 1999, respectively. Earnings for the three and nine months ended September 30, 1999 were $323,000 and $929,200, respectively, resulting in earnings per share of $.15 and $.44 for the three and nine months ended September 30, 1999, respectively.

1998
----
Earnings per share - basic is computed using the weighted average number of common shares outstanding of 2,113,993 and 2,112,950 for the three and nine months ended September 30, 1998, respectively, reduced by the 20,127 weighted average unearned ESOP shares and divided into the net earnings of $337,100 and $995,300 for the three and nine months ended September 30, 1998, respectively, resulting in earnings per share of $.16 and $.48 for the three and nine months ended September 30, 1998, respectively.

Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Bank's stock option plan using the average price per share for the period. Such additional shares were 14,709 and 21,789 for the three and nine months ended September 30, 1998, respectively. Earnings for the three and nine months ended September 30, 1998 were $337,100 and $995,300, respectively, resulting in earnings per share of $.16 and $.47 for the three and nine months ended September 30, 1998, respectively.

4. DIVIDENDS
   ---------

On July 21, 1999 the Bancorp declared a cash dividend on its common stock payable on August 24, 1999 to stockholders of record as of August 10, 1999, equal to $.20 per share or approximately $411,699. Of this amount, the payment of approximately $230,000 (representing the dividend payable on 1,150,000 shares owned by WCF Financial, M.H.C., the Bancorp's mutual holding company) was waived by the mutual holding company, resulting in an actual dividend distribution of $181,699.

                  Webster City Federal Bancorp and Subsidiaries

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


FINANCIAL CONDITION
-------------------

Total assets decreased by $2.8 million, or 3.0%, from December 31, 1998 to September 30, 1999. Cash and cash equivalents decreased $10.7 million or 80.9% while time deposits in other financial institutions increased $320,000 to $2.6 million from $2.3 million. Loans receivable increased $3.1 million, or 5.5% during the same period. At September 30, 1999, the Bank had no real estate owned. Investment securities increased $4.5 million or 22.4% from December 31, 1998 to September 30, 1999 primarily due to moving funds from cash to higher-yielding investments in securities. The increase in investment securities was partially offset by principal payments received on mortgage-backed securities. During the nine month period deposits decreased $2.5 million, or 3.7%.

Total stockholders' equity decreased by $369,300 to $22.7 million at September 30, 1999 from $23.1 at December 31, 1998 as earnings of $929,200 were partially offset by the repurchase of common stock totaling $964,100 and three quarterly dividends totaling $575,400.

CAPITAL
-------

The Bancorp's total stockholders' equity decreased by $369,600, to $22.7 million at September 30, 1999 from $23.1 million at December 31, 1998. The Office of Thrift Supervision (OTS) requires that the Bank meet certain minimum capital requirements. As of September 30, 1999 the Bank was in compliance with all regulatory capital requirements. The Bank's required, actual and excess capital levels as of September 30, 1999 were as follows:

                           Required         % of                Actual           % of              Excess
                            Amount         Assets               Amount          Assets             Capital
                            ------         ------               ------          ------             -------
                                                      (Dollars in thousands)

Tier 1 (Core) Capital        $3,665         4.0%                $21,960         23.97%             $18,295
Risk-based Capital           $3,370         8.0%                $22,343         53.04%             $18,973

LIQUIDITY
---------

OTS regulations require the Bank to maintain an average daily balance of qualified liquid assets (cash, certain time deposits and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable deposits plus short term borrowings. At September 30, 1999, the Bank's quarterly average liquidity position was $20.4 million or 30.0% compared to $13.8 million or 19.7% at December 31, 1998.

RESULTS OF OPERATIONS
---------------------

Interest Income. Interest income declined to $1.6 million for the three months ended September 30, 1999 compared to $1.7 million for the three months ended September 30, 1998. This decline in interest income was due to a decline in the average interest earnings assets of $1.7 million to $92.3 million for the three month period ended September 30, 1999 compared to $93.9 for the same period ended September 30, 1998. Interest income declined to $4.8 million for the nine months ended September 30, 1999 from $5.0 million for the nine months ended September 30, 1998. The declines was the results of a decrease in the average yield on interest-earning assets to 7.01% for the nine months ended September 30, 1999 from 7.19% for the nine months ended September 30, 1998 as well as a decrease in the average balance of interest earning assets of $2.2 million or 2.4% to $91.1 million for the nine months ended September 30, 1999 from $93.3 million for the corresponding periods ended September 30, 1998.

Interest on loans for the three months ended September 30, 1999 increased $41,200 or 3.8% compared to the three months ended September 30, 1998. Interest on loans for the nine months ended September 30, 1999 increased $120,800 or 3.8% compared to the nine months ended September 30, 1998. The increases resulted primarily from an increase in total loans outstanding during the periods, offset by a decrease in the yields on loans receivable from 7.75%, and 7.73% for the three and nine months ended September 30, 1998, respectively, to 7.73% and 7.72% for the three and nine months ended September 30, 1999. The decreases in the yields on loans receivable were primarily due to lower market rates and a substantial volume of adjustable rate loans repricing at a lower rate based on the lagging index used by the Bank.

Interest on mortgage-backed securities decreased by $61,300 or 30.4% for the three-month period ended September 30, 1999 as compared to the same period ended September 30, 1998. Th decrease was primarily due to a decrease in the average balance outstanding of $2.9 million from $11.7 million in 1998 compared to $8.8 dueing the same three month period ended September 30, 1999. Interest on mortgage-backed securities decreased $228,400 or 34.0% for the nine months ended September 30, 1999 compared to same period ended September 30, 1998. These declines resulted from a decrease of $3.6 million or 27.9% in the average balance of mortgage-backed securities $9.3 million for the nine months ended September 30, 1999 compared to $12.9 million for the nine months ended September 30, 1998. A decrease of 57 basis points in the average yield on mortgage-backed securities to 6.35% for the nine months ended September 30, 1999 from 6.92% for the nine months ended September 30, 1998 as higher rate mortgage-backed securities were paid off and remaining adjustable rate loans were repricing at a lower rate.

Interest Expense. Interest expense decreased by $96,200, or 11.4%, from $841,100 for the three months ended September 30, 1998 to $744,900 for the three months ended September 30, 1999. The decrease was primarily due to a decrease in the average balance outstanding of $1.8 million from $69.2 million in 1998 compared to $67.4 during the same three month period ended September 30, 1999 and a reduction of the ESOP loan average balance from $191,300 in 1998 compared to $0 in 1999.Interest expense decreased by $292,300 or 11.5%, from $2.5 million for the nine months ended September 30, 1998 to $2.3 for the nine months ended September 30, 1999. The decrease in interest expense was due to a decrease in average deposits outstanding by $2.7 million from $69.2 million for the nine months ended September 30, 1998 to $6.6 million for the nine months ended September 30, 1999. The average cost of deposits decreased 38 basis points from 4.78% nine months ended September 30, 1998 compared to 4.39% for the nine months ended September 30, 1999.

Net Interest Income. Net interest income before provision for losses on loans increased by $17,600 or 2.1% from $827,300 for the three months ended September 30, 1998 compared to $844,900 for the three months ended September 30, 1999. Net interest income increased by $56,800 or 2.3% for the nine months ended September 30, 1999 compared to the same period ended September 30, 1998. The Bancorp's interest rate spread at September 30, 1999 increased by 20 basis points to 2.61% from 2.41% at September 30, 1998.

Provision for Losses on loans. There were no provisions for losses on loans for the three and nine months ended September 30, 1999 or September 30, 1998. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses.

Non-interest Income. Non-interest income increased by $7,400 or 17.5% for the three-month period ended September 30, 1999 as compared to the same period ended September 30, 1998. Non-interest income decreased $22,200 or 14.5% for the nine months ended September 30, 1999 as compared to the same period ended September 30, 1998. The decrease was related to a decrease in loan fees and service charges collected offset by an increase in other charges.

Non-interest Expense. Non-interest expense increased $31,200 or 9.5% for the three-month period ended September 30, 1999 compared to the same period ended September 30, 1998. Non-interest expense increased $132,800 or 12.7% for the nine -month period ended September 30, 1999 compared to the same period ended September 30, 1998. Compensation and benefit costs decreased $34,800 or 18.3% from $189,800 for the three months ended September 30, 1998 to $154,900 for the three month period ended September 30, 1999. Compensation and benefit costs increased by $54,200 to $640,800 for the nine months ended September 30, 1999 from $586,600 for the nine months ended September 30, 1998. The nine-month increase was primarily due to the Bank paying off the balance of the ESOP loan of $141,800 on June 30, 1999 offset by a change in personnel.

Taxes on Income.
----------------

Income taxes for the three months ended September 30, 1999, increased to $210,800 compared to $202,900 for the same period ended September 30, 1998. Income taxes for the nine months ended September 30, 1999, decreased $32,000 or 5.3% to $576,900 from $608,900 for the nine-month period ended September 30, 1998. The effective income tax rate for the nine months of 1999 was 38.3% compared to 38.0% for the first nine months of 1998.

Net Earnings. Net earnings totaled $323,000 for the three months ended September 30, 1999 compared to $337,100 for the three months ended September 30, 1998. Net earnings decreased $66,100 or 6.6% for the nine -month period ended September 30, 1999 compared to the same period ended September 30, 1998.

Impact of Year 2000 Compliance
------------------------------

The federal banking regulators recently issued guidelines establishing minimum safety and soundness standards for achieving Year 2000 compliance. The guidelines, which took effect October 15, 1998 and apply to all FDIC-insured depository institutions, establish standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies. The guidelines are based upon guidance previously issued by the agencies under the auspices of the Federal Financial Institutions Examination Council (the "FFIEC'), but are not intended to replace or supplant the FFIEC guidance which will continue to apply to all federally insured depository institutions.

The guidelines were issued under section 39 of the Federal Deposit Insurance Act, as amended (the "FDIA'), which requires the federal banking regulators to establish standards for the safe and sound operation of federally insured depository institutions. Under section 39 of the FDIA, if an institution fails to meet any of the standards established in the guidelines, the institution's primary federal regulator nay require the institution to submit a plan for achieving compliance. If an institution fails to submit an acceptable compliance plan, or fails in any respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Such an order is enforceable in court in the same manner as a cease and desist order. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. In addition to the enforcement procedures established in section 39 of the FDIA, noncompliance with the standards established by the guidelines may also be grounds for other enforcement action by the federal banking
regulators,   including   cease  and  desist  orders  and  civil  money  penalty
assessments.

The Board of Directors are aware of potential risk that the year 2000 poses for the Bank and has assigned an individual, to establish Year 2000 formal project plans, which have been developed and adopted by the Bank. Testing and contingency plans have also been developed and adopted by the Bank. Testing procedures have been completed.

The Bank's contingency plans include two components, which are business remediation and business resumption. The business remediation plan was developed to mitigate the risk associated with the failure to successfully complete system renovation, validation or implementation of the Bank's Year 2000 readiness. This plan pertains to mission-critical systems developed in-house, by outside software vendors, and by third-party service providers. The business resumption plan is designed to be implemented in the event there are system failures at critical dates.

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

Accurate data processing is essential to the operation of the Bank and a lack of accurate processing by its vendors could have a significant adverse impact on the Bank's financial condition and results of operations. The Bank has been assured by its data processing service bureau that their computer services will function properly on and after January 1, 2000. If by the end of this year it appears that the Bank's data processing service bureau is not year 2000 compliant or will be unable to resolve this problem in a timely manner, then the Bank will identify a secondary data processing service provider to complete the task. Notwithstanding the foregoing, if the Bank is unable to resolve this potential problem in time, the Bank will likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operations of the Bank.

The Bank has also tested such things as vault doors, alarms, phones, etc. and is not aware of any significant problems with such systems.

The Bank has also received year 2000 updates from most of its material non-information system providers, and based on these updates we do not anticipate any significant year 2000 issues.

In addition to expenses related to our own computer system, the Bank could incur losses if loan payments are delayed due to year 2000 problems affecting any of our significant borrowers or impairing the payroll systems of large employers in the Bank's market area. We have been communicating with these company's to assess their progress in evaluating their systems and implementing any corrective measures required by them to be prepared for the year 2000.

SFAS No. 133
------------

"Accounting for Derivative Instruments and Hedging Activities," and SFAS 137, an amendment to SFAS 133, will be effective for the Bancorp beginning January 1, 2001. Management is evaluating the impact the adoption of SFAS 133 and SFAS 137 will have on the Bancorp's consolidated financial statements. The Bancorp expects to adopt SFAS 133 and 137 when required.



                  Webster City Federal Bancorp and Subsidiaries

                           PART II. Other Information




Item 1. Legal Proceedings
        -----------------

         There are various claims and lawsuits in which the Registrant is periodically involved incidental to the Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.


Item 2. Changes in Securities
        ---------------------
         None


Item 3. Defaults Upon Senior Securities
        -------------------------------
         None


Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------
         None


Item 5. Other Information
        -----------------
         None


Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

         (a) Exhibits:
                  None

         (b) No form 8-K reports were filed during the quarter ended September 30, 1999.

                  Webster City Federal Bancorp and Subsidiaries

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                              WEBSTER CITY FEDERAL BANCORP
                              Registrant


Date:November 12, 1999   By:/s/Phyllis A. Murphy
     -----------------         -------------------------------------
                               Phyllis A. Murphy
                               President and Chief Executive Officer




Date:November 12, 1999    By:/s/Stephen L. Mourlam
     -----------------          -------------------------------------
                                Stephen L. Mourlam
                                Executive Vice President/Chief Financial Officer