Form 10KSB
period 1999-12-31
WEBSTER CITY FEDERAL BANCORP
filed 2000-03-27
CIK 1089830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transaction period from ___________________ to ______________________

                           Commission Number: 0-26577

                          WEBSTER CITY FEDERAL BANCORP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

      United States                                    42-1491186
      -------------                          ------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)


820 Des Moines Street, Webster City, Iowa                           50595-0638
-----------------------------------------                           ----------
 (Address of Principal Executive Offices)                           (Zip Code)


                                 (515) 832-3071
                -------------------------------------------------
               (Registrant's Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None
                                                            ----


Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.

YES   [X]         NO  [_]


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

         The Registrant's revenues for year ended December 31, 1999 were $6.4 million.

         As of February 28, 2000, there were issued and outstanding 2,119,052 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price of such stock on the NASDAQ "Small-Cap" System as of February 29, 2000, was $ 15,141,438. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the year ended December 31, 1999 (Parts II and III).
2.   Proxy Statement for the 2000 Annual Meeting of Stockholders (Part III).

                                     PART I

ITEM 1.  BUSINESS

General

         The Registrant, Webster City Federal Bancorp (the "Company"), is the successor to Webster City Federal Savings Bank, a federal stock savings bank (the "Bank"), which reorganized into the holding company structure effective July 1, 1999 (the "Holding Company Reorganization"). In the Holding Company Reorganization, each outstanding share of the Bank's common stock was converted into one share of the Registrant's common stock, and each stockholder of t he Bank received the same ownership interest in the Registrant immediately following the Holding Company Reorganization as he or she had in the Bank immediately prior to that transaction. Webster City Federal Savings Bank is a federally chartered savings bank that conducts its operations from a single office in Webster City, Iowa, and is the successor to Webster City Federal Savings and Loan Association, which was chartered originally in 1934, and became a federally chartered savings and loan association that same year. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1934. At December 31, 1999, the Company had total assets of $94.5 million, total deposits of $67.9 million, and stockholders' equity of $22.3 million.

         The Company is primarily engaged in the business of attracting deposits from the general public in the Company's market area and investing such deposits, together with other sources of funds, in mortgage loans secured by one- to four-family residential real estate for retention in the Company's portfolio. At December 31, 1999, $50.4 million, or 81.1% of the Company's net loan portfolio consisted of one-to four-family residential mortgage loans and $5.2 million, or 8.4%, of the Company's net loan portfolio consisted of multi-family residential and other loans. The Company also originates home equity loans, which totaled $4.1 million, or 6.6% of the Company's net loan portfolio at December 31, 1999. At December 31, 1999, consumer and other loans totaled $3.6 million, or 5.8%, of the Company's net loan portfolio. The Company also invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof, which totaled $7.8 million, or 8.3%, of total assets at December 31, 1999.

         The Company's principal executive office is located at 820 Des Moines Street, Webster City, Iowa, and its telephone number at that address is (515) 832-3071.

Market Area and Competition

         The Company is headquartered in Webster City, Iowa, a community of approximately 8,000 people. The Company is the largest independent financial institution and the leading originator of home mortgage loans headquartered in Hamilton County. Although the Company conducts its operations from a single office, its market area for lending and other financial services consists of Hamilton and surrounding contiguous counties. Although the economy of the Company's market area is heavily influenced by agriculture, it has a fairly diverse industrial base. The major employers in the Company's market are Frigidaire, a home appliance manufacturer, Van Diest Supply Co., a chemical and fertilizer concern, Webster City Custom Meats, a meat processor, Tasler Pallet & E.P.S., a pallet/styrofoam packaging manufacturer, Arrow & Acme Corporation, a die-castings manufacturer, Beam Industries, a central vacuum systems manufacturer, and Daily Freeman Journal, a newspaper and printing firm.

         The Company encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has historically come from commercial banks, other savings associations, and credit unions. Competition for loans comes from such financial institutions as well as mortgage banking companies. The Company expects continued strong competition in the foreseeable future, including increased competition from "super-regional" banks entering the market by purchasing large banks and savings banks. Many such institutions have greater financial and marketing resources available to them than does the Company. The Company competes for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial services. In recent years, additional strong competition has come from stock and bond dealers and brokers. The Company competes for real estate loans primarily through the interest rates and loan fees it charges and advertising.

Lending Activities

         Loan and Mortgage-Backed Securities Portfolio Composition. The principal components of the Company's loan portfolio are fixed- and adjustable-rate first mortgage loans secured by one- to four-family residential real estate, home equity loans, multi-family residential mortgage loans, and, to a much lesser extent, commercial real estate loans and consumer loans. At December 31, 1999, the Company's net loans receivable totaled $62.2 million, of which $50.4 million, or 81.1%, were one- to four-family residential real estate mortgage loans, $5.2 million, or 8.4%, were multi-family residential and other loans, $4.1 million or 6.7%, were home equity loans and $3.6 million, or 5.8%, were consumer and other loans.

         The Company also invests in mortgage-backed securities consisting of pass-through certificates insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), or the Federal National Mortgage Association ("FNMA"). At December 31, 1999, mortgage-backed securities totaled $7.8 million, or 8.3% of total assets. At December 31, 1999, 60.2% of the Company's mortgage-backed securities were secured by ARM loans, and 39.8% were secured by fixed-rate loans. The Company's policy is to hold mortgage-backed securities to maturity.

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan as of the dates indicated.

                                                                                  At December 31,
                                                           --------------------------------------------------------------
                                                                    1999                  1998                1997
                                                              ------------------    ----------------    ----------------
                                                               Amount   Percent     Amount   Percent     Amount  Percent
                                                               ------   -------     ------   -------     ------  -------
                                                                                                (Dollars in Thousands)
Real estate loans:
  One- to four-family residential................             $ 50,420    81.07%    $44,047    77.61%    $40,119   73.86%
  Home equity                                                    4,142     6.66       4,347     7.66       4,286    7.89

 Multi-family residential, commercial real estate and other      5,248     8.43       5,961    10.50       6,509   11.98
                                                                ------    -----      ------    -----      ------   -----
    Total real estate loans.......................              59,810    96.16%     54,355    95.77%     50,914   93.73%

Consumer and other loans:

  Automobile......................................               1,682     2.71%      1,536     2.71%      1,687    3.11%
  Home improvement................................               1,083     1.74         963     1.70       1,074    1.98
  Loans on savings deposits.......................                 248      .39         417      .73         423     .78
  Other...........................................                 587      .94         752     1.33         707    1.30
                                                                ------    -----      ------    -----      ------   -----
    Total consumer and other loans................               3,600     5.78%      3,668     6.47%      3,891    7.17%

Commercial(1).....................................                  --       --          --       --          --      --%
Real estate sold on contract......................                 100     0.16         128     0.23         190    0.35
                                                                ------    -----      ------    -----      ------   -----
    Total loans receivable........................              63,510   102.10      58,151   102.47%     54,995  101.37%

Less:
Undisbursed loan proceeds.........................            $    922    1.48%     $   999     1.76%    $   265    0.49%
 Premiums on loans purchased.....................                   (6)  (0.01)%        (11)   (0.02)%       (17)  (0.03)%

Unearned discount and net
    deferred loan fees............................                  20     0.02          26     0.05%         40    0.07%
   Allowance for loan losses......................                 382     0.61%        385     0.68%        385    0.71%
                                                                ------    -----      ------    -----      ------   -----
    Total loans receivable, net...................            $ 62,192   100.00%   $ 56,752   100.00%   $ 54,153  100.00%
                                                              ========   ======    ========   ======    ========  ======

                                                                           At December 31,
                                                            --------------------------------------------
                                                                       1996              1995
                                                                 -----------------  ----------------
                                                                 Amount    Percent  Amount   Percent
                                                                 ------    -------  ------   -------

Real estate loans:
  One- to four-family residential................                $38,875    71.79%   38,322    71.86%
  Home equity                                                      3,717     6.31     2,895     5.43

 Multi-family residential, commercial real estate and other        7,798    14.40     8,467    15.88
                                                                  ------    -----    ------    -----
    Total real estate loans.......................                50,390    86.19%   49,684    87.74%

Consumer and other loans:

  Automobile......................................                 1,873     3.45%    1,726     3.24%
  Home improvement................................                 1,069     1.98     1,101     2.07
  Loans on savings deposits.......................                   582     1.07       419     0.79
  Other...........................................                   753     1.39       735     1.38
                                                                  ------    -----    ------    -----
    Total consumer and other loans................                 4,277     7.90%    3,981     7.47%

Commercial(1).....................................                    --      -- %
Real estate sold on contract......................                   269     0.50       391     0.91
                                                                  ------    -----    ------    -----
    Total loans receivable........................                54,936   101.45%   54,056   101.37%

Less:
Undisbursed loan proceeds.........................               $   393     0.73%   $  244     0.46%
 Premiums on loans purchased.....................             %      (21)   (0.04)%     (27)   (0.05)%

Unearned discount and net
    deferred loan fees............................                    52     0.10%       62     0.12%
   Allowance for loan losses......................                   359     0.66%      446     0.84%
                                                                  ------    -----    ------    -----
    Total loans receivable, net...................                54,322   100.00%  $53,331   100.00%
                                                                  ======   ======   =======   ======

----------------------
(1)   Consists of the Company's participation in a tax abatement bond.

         Loan and Mortgage-Backed Securities Maturity Schedule. The following table sets forth the maturity or period of repricing of the Company's loan and mortgage-backed securities portfolio at December 31, 1999. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due.

                                                                                                      Beyond
                                               Within      1-3        3-5       5-10       10-20       20
                                               1 Year     Years      Years      Years      Years      Years     Total
                                             ------------------------------------------------------------------------
                                                                          (In Thousands)

Real estate loans:
  One- to four-family residential...........   $13,651   $8,051    $ 1,989   $ 9,100   $ 8,769    $13,002  $ 54,562
Multi-family residential, commercial
    real estate and other loans.............    1,734     2,088        108       384       595       339      5,248
Consumer and other loans....................      565     1,849        445       351       377        13      3,600
Real estate sold on contract................       --         1         18        81        --        --        100
                                               ------    ------    -------   -------   -------    ------   --------
    Total loans receivable (gross)..........   15,950    11,989      2,560     9,916     9,741    13,354     63,510
                                               ------    ------    -------   -------   -------   -------   --------
63,510

Mortgage-backed securities (gross)..........    3,150     1,172        160     1,613     1,133       519      7,747
                                               ------    ------    -------   -------   -------    ------   --------

    Total loans and
      mortgage-backed securities............   $19,100   $ 13,161  $ 2,720   $11,529   $10,874    $13,873  $ 71,257
                                               =======   ========  =======   =======   =======    =======  ========

         Fixed- and Adjustable-Rate Loan and Mortgage-Backed Securities Schedule. The following table sets forth at December 31, 1999, the dollar amount of all fixed rate and adjustable rate loans due, and mortgage-backed securities that mature, after December 31, 2000.

                                                    Fixed       Adjustable     Total
                                                  ---------    -----------   --------
                                                            (In Thousands)
Real estate loans:
  One- to four-family residential .......          $30,793      $10,118      $40,911
  Multi-family residential, commercial
    real estate and other ...............            1,537        1,977        3,514
Consumer and other loans ................            3,032            3        3,035
Real estate sold on contract ............              100         --            100
                                                   -------      -------      -------
    Total loans receivable (gross) ......          $35,462      $12,098      $47,560
                                                   =======      =======      =======

Mortgage-backed securities (gross) ......          $ 3,832      $   765      $ 4,597
                                                   =======      =======      =======

         One- to Four-Family Residential Real Estate Loans. The Company's primary lending activity currently consists of the origination of fixed rate and adjustable-rate one- to four-family owner-occupied residential mortgage loans collateralized by properties located in the Company's market area. The Company also originates one- to four-family construction loans that convert to permanent loans after the initial construction period which generally does not exceed nine months. The Company is a portfolio lender. In recent years, it has not sold loans in the secondary mortgage market and does not intend to conduct secondary market sales in the foreseeable future. One- to four-family loans are underwritten and originated according to policies approved by the Board of Directors. In the current lending environment, savings deposit growth and loan repayments have exceeded demand for loans. The Company has purchased one- to four-family mortgage loans collateralized by properties in Texas and Colorado. At December 31, 1999, the Company had an aggregate principal balance of $5.5 million in purchased loans.

         The Company currently offers fixed rate one- to four-family residential mortgage loans with terms of up to 30 years. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that the Company's one- to four-family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors. In recent years, the average maturity of the Company's mortgage loans has decreased significantly due to unprecedented volume of refinancing activity. Accordingly, estimates of the average length of one- to four-family loans that remain outstanding cannot be made with any degree of accuracy. Originations of fixed rate mortgage loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, the Company's interest rate gap position, and loan products offered by the Company's competitors. The Company's fixed rate mortgage loans amortize on a monthly basis with principal and interest due each month.

         The Company also originates adjustable-rate mortgage ("ARM") loans with a maximum term of up to 30 years. The Company's ARM loans have interest rates that adjust every year or every three years based on an interest rate index. The Company's one-year ARM loans have terms of up to 30 years, with interest rates that adjust annually based on changes in the Quarterly National Average Cost of Funds for All SAIF Insured Institutions (the "SII Index"). The maximum annual increase in the interest rate charged on the Company's one-year ARM loans is 100 basis points, and the maximum life of the loan increase in interest rates is 600 basis points. The interest rate on the Company's three-year ARM loans adjusts every three years by up to 200 basis points per adjustment based on the SII Index at the time of adjustment. The maximum life of the loan increase in interest rate on the Company's three-year ARM loans is 600 basis points. In 1999 ARM loan originations decreased as a percentage of total mortgage loan originations, due to a lower interest rate environment and a higher demand for longer term fixed rate loans. For the years ended December 31, 1999 and December 31, 1998, the Company originated $3.9 million and $3.7 million of ARM loans, respectively, which represented 19.1% and 25.7% of total mortgage loan originations, respectively, during such years.

         The Company's one- to four-family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Company's fixed rate mortgage loan portfolio, and the Company has generally exercised its rights under these clauses.

         Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. The Company's lending policies limit the maximum loan-to-value ratio on fixed rate loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan.

         The Company makes one- to four-family real estate loans with loan-to-value ratios of up to 90%; however, for one- to four-family real estate loans with loan-to-value ratios of between 80% and 90%, the Company requires the first 20% of the loan amount to be covered by private mortgage insurance. The Company requires fire and casualty insurance, as well as a certificate of title, on all properties securing real estate loans made by the Company.

         Low and Moderate Income Loans. The Company participates in low- to moderate-income home loan programs to qualifying borrowers. One loan program, which is offered through the Company, enables borrowers to purchase a home with a minimum 5% downpayment and a 95% loan-to-value ratio. Loans are offered on a fixed-rate basis with terms of up to 30 years.

         Multi-Family Residential, Commercial Real Estate and Other Real Estate Loans. At December 31, 1999, the Company had a total of 50 loans secured by multi-family and commercial real estate properties. The Company's multi-family real estate loans are secured by multi-family residences, such as rental properties, and commercial real estate loans are secured by other income producing properties such as nursing homes and office buildings. The Company also originates multi-family construction loans that convert to permanent loans after the initial construction period which generally does not exceed nine months. At December 31, 1999, the Company's multi-family and commercial real estate loans had an average principal balance of $105,000 and the largest multi-family or commercial real estate loan had a principal balance of $484,000. Multi-family and commercial real estate loans currently are offered with adjustable interest rates, although in the past the Company has originated fixed-rate multi-family and commercial real estate loans. The terms of each loan are negotiated on a case-by-case basis, although such loans typically have adjustable interest rates tied to a market index with a 600 basis point lifetime interest rate cap, and amortize over 15 years. An origination fee of 1% is usually charged on multi-family loans. The Company generally makes multi-family and commercial real estate loans up to 75% of the appraised value of the property securing the loan.

         The Company's originations of multi-family and commercial real estate loans have been limited in recent years because of limited local demand, and the Company currently does not intend to originate or purchase such loans outside of its market area. However, as noted previously, the Company has in the past purchased out-of-market loans, both one-to four-family and multi-family real estate, and the aggregate principal balance of such loans at December 31, 1999 was $5.5 million.

         Loans secured by multi-family and commercial real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

         Home Equity and Home Improvement Loans. The Company also originates home equity and home improvement loans. As of December 31, 1999, home equity and home improvement loans totaled $5.2 million, or 8.4%, of the Company's total loan portfolio. The Company's home equity and home improvement loans have fixed interest rates and are generally for terms of 5 to 10 years, with a maximum of 15 years. The Company's home equity and home improvement loans are closed-end loans for specific dollar amounts. They are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90% or less.

         Other Consumer Loans. To a much lesser extent, the Company also originates loans secured by savings deposits, generally with fixed rates, as well as automobile loans and student loans. Automobile loans are made on both new and used cars, and are offered for terms of up to 60 months. The Company's automobile loans have fixed interest rates and have loan-to-value ratios of up to 80%. Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles.

         Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate agent referrals, existing customers, borrowers, builders, attorneys, and walk-in customers. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to collateralize the proposed loan. An underwriter in the Company's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. Pursuant to the Company's written loan policies, all loans are approved by the Loan Committee, which meets as necessary. After the loan is approved, a loan commitment letter is promptly issued to the borrower.

         If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. A certificate of title, based on a title search of the property, is generally required on all loans secured by real property. At December 31, 1999, the Company had outstanding loan commitments of $405,400. This amount does not include $922,200 of the unfunded portion of loans in process.

         Origination, Purchase and Sale of Loans. The table below shows the Company's originations, purchases and sales of loans for the years indicated.

                                                              Year Ended December 31
                                                      --------------------------------------
                                                                                                              .
                                                        1999           1998           1997
                                                        ----           ----           ----
                                                                  (In Thousands)


Total loans receivable at beginning of year ....      $ 56,752       $ 54,322       $ 54,153
Loans purchased:
  Real estate:
    Total loans purchased ......................            --             --             --
                                                      --------       --------       --------
Loans originated:
  Real estate ..................................        20,576         14,211
7,358
  Consumer: ....................................         2,857          4,578          4,578
                                                      --------       --------       --------
     Total loans originated ....................        23,433         18,789         11,936
                                                      --------       --------       --------
Loans transferred to REO .......................            --
(74) ...........................................           (59)
Loan repayments ................................       (18,007)       (16,299)       (11,680)
Other loan activity (net) ......................            14             14            (28)
                                                      --------       --------       --------
      Total loans receivable at end of year, net      $ 62,192       $ 56,752       $ 54,322
                                                      ========       ========       ========

         Loan Origination Fees. In addition to interest earned on loans, the Company generally receives fees in connection with loan originations. Mortgage loan origination fees and certain loan origination costs, if material, are deferred and the net fee or cost is recognized in operations using the interest method. Direct loan origination costs on other loans are expensed, as such costs are not material in amount. Fees deferred are recognized into income immediately upon prepayment of the related loan. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

Mortgage-Backed Securities

         A significant part of the Company's business involves investments in mortgage-backed securities. At December 31, 1999, all of the Company's mortgage-backed securities were insured or guaranteed by a United States Government agency or sponsored corporation. All of the Company's mortgage-backed securities portfolio consists of pass-through certificates. The Company invests in mortgage-backed securities to supplement local loan originations as well as to reduce interest rate risk exposure.

         The  Company's  pass-through  certificates  represent  a  participation interest in a pool of single-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interest in the form of securities, to investors such as the Company. Such quasi-governmental agencies that guarantee the payment of principal and interest to investors, include the FHLMC, GNMA, or the FNMA. Pass-through certificates typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates and maturities that are within a specified range. The underlying pool of mortgages can be composed of either fixed rate mortgage loans or ARM loans. The interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed rate or adjustable rate, are passed on to the certificate holder.

         Set forth below is information relating to the Company's purchases, sales and repayments of mortgage-backed securities for the years indicated.

                                                                      Year Ended December 31,
                                                               --------------------------------------
                                                                1999          1998            1997
                                                                ----          ----            ----
                                                                         (In Thousands)
Mortgage-backed securities
  at beginning of year: ...............................      $  9,987       $ 14,923       $ 18,579
      Purchases .......................................         1,070             --             --
     Repayments .......................................        (3,226)        (4,906)        (3,632)
     Discount (premium) amortization ..................           (26)           (30)           (18)
                                                             --------       --------       --------
Mortgage-backed securities
  at end of year, net .................................      $  7,805       $  9,987       $ 14,923
                                                             ========       ========       ========

         The  following   table  sets  forth   selected  data  relating  to  the
composition of the Company's mortgage-backed securities for the years indicated.

                                                                       At December 31,
                                                         ---------------------------------------------
                                                               1999                      1998     1997
                                                               ----                      ----
                                                     $       %         $          %          $         %
                                                   ----    ----      ----       ----       ----       ----

                                                                   (Dollars in Thousands)
Mortgage-backed securities:
  Adjustable.................................. $  4,696    60.2%   $  5,294     53.0%   $  7,631      51.1%
  Fixed.......................................    3,109    39.8       4,693     47.0       7,292      48.9
                                               --------   -----    --------    -----    --------     -----
    Total mortgage-backed
      securities, net......................... $  7,805   100.0%$  $  9,987    100.0%   $ 14,923     100.0%
                                               ========   ===== ===========    =====    ========     =====

         At December 31, 1999, mortgage-backed securities totaled $7.8 million, or 8.3%, of total assets. ARM loans collateralized 60.2% of the Company's mortgage-backed securities portfolio, and fixed-rate loans collateralized 39.8% of the Company's mortgage-backed securities portfolio. All of the Company's mortgage-backed securities are insured or guaranteed by the FHLMC, the GNMA, or the FNMA. At December 31, 1999, all the Company's mortgage-backed securities were classified as "held to maturity." At December 31, 1999, the Company's mortgage-backed securities portfolio had a fair value of $7.7 million.

         Effective February 1992, the OTS adopted Thrift Bulletin 52 ("TB 52"). Among other things, TB 52 sets forth certain guidelines with respect to depository institutions' investment in certain "high risk mortgage securities." "High-risk mortgage securities" are defined as any mortgage derivative product that at the time of purchase, or at any subsequent date, meets any of three tests that are set forth in TB 52. High-risk mortgage securities may be purchased only in limited circumstances, and if held in a portfolio, must be reported as trading assets at market value, or as available-for-sale assets at the lower of cost or market value. In certain circumstances, OTS examiners may seek the orderly divestiture of high-risk mortgage securities. As of December 31, 1999, the Company did not hold any "high-risk mortgage securities" in its portfolio.

Delinquencies and Classified Assets

         Delinquencies. The Company's collection procedures provide that when a loan is 15 days past due, a computer-generated late charge notice is sent to the borrower requesting payment, plus a late charge. If delinquency continues, early in the second month, a delinquent notice is mailed along with a letter or telephone call advising that the mortgagors are in violation of the terms of their mortgage contract. If a loan becomes 60 days past due, the loan becomes subject to possible legal action. Management has been authorized by the Board of Directors to send a letter during the third month advising of pending legal action. This letter generally grants mortgagors an additional 15 days to bring the account to date prior to start of any legal action. If not paid, foreclosure proceedings are initiated. To the extent required by the Department of Housing and Urban Development ("HUD") regulations, generally within 45 days of delinquency, a Section 160 HUD notice is given to the borrower, which provides access to consumer counseling services.

         It is sometimes necessary and desirable to arrange special repayment schedules with mortgagors to prevent foreclosure or filing for bankruptcy. The mortgagors are required to submit a written repayment schedule, which is closely monitored for compliance. Under these terms, the account is brought to date, usually within a few months.

         Nonperforming Assets. Loans are reviewed on a regular basis and are placed on a nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Mortgage loans are placed on nonaccrual status generally when either principal or interest is more than 90 days past due. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income.

         Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is deemed real estate owned ("REO") until such time as it is sold. In general, the Company considers collateral for a loan to be in-substance foreclosed if: (i) the borrower has little or no equity in the collateral; (ii) proceeds for repayment of the loan can be expected to come only from the operation or sale of the collateral; and (iii) the borrower has either formally or effectively abandoned control of the collateral to the Company, or retained control of the collateral but is unlikely to be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future. Cash flow attributable to in-substance foreclosures is used to reduce the carrying value of the collateral.

         When REO is acquired or otherwise deemed REO, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated fair value, less estimated selling expenses. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations. At December 31, 1999, the Company had no REO.

         Delinquent Loans and Nonperforming Assets. The following table sets forth information regarding non-accrual loans delinquent 90 days or more and real estate owned by the Company at the dates indicated. When a loan is delinquent 90 days or more, the Company fully reserves all accrued interest thereon and ceases to accrue interest thereafter. See notes 1 and 3 to the Notes to Consolidated Financial Statements.

                                                                               At December 31,
                                                           -------------------------------------------------------
                                                              1999       1998        1997        1996         1995
                                                           --------    --------    ------      ------       ------
                                                                           (Dollars in Thousands)
Delinquent loans:
  One- to four-family residential real estate........     $   --      $   --       $    --     $    22      $  620
  All other real estate..............................         --          --            --          --          --
  Consumer loans, other..............................          6          15                         4          11
                                                           -----      ------       -------     -------      ------
    Total delinquent loans...........................          6          15            --          26         631
Total real estate owned (1)..........................         --          22            59         101          84
                                                          ------      ------       -------     -------      ------
      Total non-performing assets....................     $    6      $   37       $    59     $   127      $  715
                                                          ======      ======       =======     =======      ======

Total loans delinquent 90 days or more
  to net loans receivable............................     0.01%       0.03%        0.00%       0.05%        1.18%
Total loans delinquent 90 days or more
  to total assets....................................     0.01%       0.02%        0.00%       0.03%        0.65%
Total non-performing loans and REO
  to total assets....................................     0.01%       0.04%        0.06%       0.14%        0.74%

------------------------------------
(1) Represents the net book value of property acquired by the Company through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair value, less estimated selling costs, or the principal balance of the related loan.

         The following table sets forth information with respect to loans delinquent 30-89 days in the Company's portfolio for the years indicated.

                                                                                       At December 31,
                                                            ---------------------------------------------------------------
                                                             1999        1998        1997        1996         1995
                                                            ------      ------      ------      ------       ------
                                                                                (In Thousands)
Loans past due 30-89 days:
  One- to four-family residential....................     $  445      $  521       $   632     $   613      $  840
  All other mortgages................................         --          --            20          62          --
       --  Consumer, other...........................         60          94            63          74         105
                                                          ------      ------       -------     -------      ------
    Total past due 30-89 days........................     $  505      $  615       $   715     $   749      $  945
                                                          ======      ======       =======     =======      ======

         The following table sets forth information with respect to the Company's delinquent loans and other problem assets at December 31, 1999.

                                                                                         At  December  31, 1999
                                                                                     -----------------------------

                                                                                     Balance               Number
                                                                                     -------               ------
                                                                                         (Dollars in Thousands)

Residential real estate:
  Loans 30 to 89 days delinquent.......................................              $   445                  16
  Loans 90 days or more delinquent.....................................                   --                  --
All other real estate loans:
  Loans 30 to 89 days delinquent.......................................                   --                  --
  Loans 90 days or more delinquent.....................................                   --                  --
Commercial non-real estate (30 days or more delinquent)................                   --                  --
Consumer loans (30 days or more delinquent)............................                   60                  12
Foreclosed real estate and repossessions...............................                   --                  --
Other non-performing assets............................................                   --                  --
Restructured loans within the meaning of Statement of
  Financial Accounting Standards No. 15 (not included
  in other nonperforming categories above).............................                   --                  --
Loans to facilitate sale of real estate owned..........................                  100                   7


         Classification of Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. At December 31, 1999, the Company had no special mention loans, $564,000 substandard assets and $3,000 doubtful assets.

         The following table sets forth the aggregate amount of the Company's classified assets for the years indicated.

                                                                       Year Ended December 31,
                                                        -------------------------------------------------
                                                           1999                 1998                 1997
                                                        ----------           ----------           -------
                                                                            (In Thousands)

Substandard assets...............................      $     564             $    437             $     625
Doubtful assets..................................              3                   --                    --
Loss assets......................................             --                    2                    --
                                                       ---------             --------             ---------
     Total classified assets.....................      $     567             $    439             $     625
                                                       =========             ========             =========

         Allowance  for Loan  Losses.  Management's  policy  is to  provide  for estimated losses on the Company's loan portfolio based on management's evaluation of the estimated losses that may be incurred. The Company regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral. During the years ended December 31, 1999, 1998 and 1997, the Company added $ 0, $ 0, and $40,000, respectively, to the provision for loan losses. The Company's allowance for loan losses totaled $382,000, $385,000, and $385,000 at December 31, 1999, 1998, and 1997, respectively.

         Management believes that the allowances for losses on loans and investments in real estate are adequate. While management uses available information to recognize losses on loans and investments in real estate, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and investments in real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

         Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the years indicated.

                                                                         Year Ended December 31,
                                                       -----------------------------------------------------------
                                                       1999            1998        1997        1996           1995
                                                       ----           -----        ----        ----           ----
                                                                         (Dollars in Thousands)

Net loans outstanding.........................      $62,192       $56,572      $ 54,322      $54,153       $53,331
Average net loans outstanding.................       58,312        55,704        54,058       53,536        50,524
                                                    =======      ========      ========      =======       =======

Allowance balances (at beginning of year).....          385           385           359          446           440
Provision for losses..........................            0             0            40          125            15
Charge-offs...................................            9             1            15          228            14
Recoveries....................................            6             1             1           16             5
                                                    -------      --------      --------      -------       -------

Allowance balance (at end of year)............      $   382      $    385      $    385      $   359       $   446
                                                     ======      ========      ========      =======       =======

Allowance for loan losses as a percent
of net loans receivable at end of year........      0.61%        0. 68%          0.71%         0.67%         0.83%
Net loans charged off as a percent
  of average net loans outstanding............      0.01%        0. 00%          0.03%          043%         0.03%
Ratio of allowance for loan losses
  to total nonperforming loans
  at end of year..............................       N/M           N/M            N/M            N/M        70.77%
Ratio of allowance for loan losses
  to total nonperforming loans and REO
  at end of year..............................       N/M           N/M           652.54%        281.81%     62.47%

 Investment Activities

         The Company's investment portfolio comprises investment securities, FHLB stock, and interest-earning deposits in other institutions. The Company has no investments in corporate or unrated securities. At December 31, 1999, no investment securities was scheduled to mature in one year or less, $13.5 million, or 90.5%, was scheduled to mature in from one to five years, and $1.4 million or 9.5% was scheduled to mature in over five years.

         The Company is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. The Company generally has maintained a portfolio of liquid assets that exceeds regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in the Company's loan origination and other activities. Currently, due to lower demand for loans, the Company's liquidity levels are higher than they have been in recent periods. Management believes that the higher levels are prudent because of the possibility that interest rates may increase. By maintaining high levels of liquidity, the Company is able to reinvest its assets more quickly in response to changes in market interest rates, thereby potentially reducing its exposure to interest rate volatility.

         Investment Portfolio. The following table sets forth the carrying value of the Company's investment portfolio for the years indicated.

                                                                          Year Ended December 31,
                                                               ---------------------------------------------
                                                                  1999                 1998                 1997
                                                               ----------           ---------              -------
                                                                                  (In Thousands)
Investment portfolio:
  U.S. Government and agency obligations...........           $  14,916              $ 9,899              $ 16,638
  Interest-earning deposits in other institutions..               6,824               15,171                 6,554
  FHLB stock.......................................                 613                  613                   780
                                                              ---------             --------             ---------
    Total investments..............................           $  22,353             $ 25,683             $  23,972
                                                              =========             ========             =========

         Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Company's investment portfolio at December 31, 1999
 (Dollars in Thousands)

                                                                       At December 31, 1999
                                  ----------------------------------------------------------------------------------------------

                                         One Year or Less         One to Five Years      Five to Ten        More than Ten Years
                                  ----------------------------  -------------------- --------------------  ---------------------

                                                    Annualized            Annualized           Annualized             Annualized
                                                     Weighted              Weighted             Weighted               Weighted
                                          Carrying    Average   Carrying    Average  Carrying   Average     Carrying   Average
                                            Value      Yield     Value       Yield     Value     Yield        Value     Yield
                                            -----      -----     -----       -----     -----     -----        -----     -----

Investment portfolio:
   Investment securities, U.S. Government    $ --        -- %    $ 13,498    5.60%    $1,418     6.12%       $ --          --%
FHLB stock.....................               613      6.30            --      --         --       --          --          --
  Interest-earning deposits....
    in other institutions......             6,824      5.32            --      --         --       --                      --
                                           -------    -----      --------  ------     ------     -----       ----       -----
      Total....................           $ 7,437      5.40%     $ 13,498   5.60%     $1,418      6.12%      $ --          --%
                                          =======      ====      ========   ====      ======      ====       ====       =====



                                             At December 31, 1999
                                           -------------------------
                                                     Total
                                           -------------------------
                                                         Annualized
                                                          Weighted
                                              Carrying     Average
                                                Value       Yield
                                                -----       -----

Investment portfolio:
   Investment securities, U.S. Government     $14,916       6.07%
FHLB stock.....................                   613       6.30
  Interest-earning deposits....
    in other institutions......                 6,824       5.32
                                              -------       ----
      Total....................               $22,353       5.83%
                                              =======       ====

Sources of Funds

         General. The Company's deposit-gathering activities are currently conducted from the Company's facility in Webster City, Iowa. Deposits are the major source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from the amortization and prepayment of loans and mortgage-backed securities, the maturity of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes. Historically, the Company has maintained a high level of liquidity, and only rarely uses borrowed funds.

         Deposits. Consumer and commercial deposits are attracted principally from within the Company's market area through the offering of a broad selection of deposit instruments including NOW accounts, passbook savings, money market deposit, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest, which the Company must pay, is not established by regulatory authority. The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Company has sought to decrease the risk associated with changes in interest rates by offering competitive rates on deposit accounts and by pricing certificates of deposit to provide customers with incentives to choose certificates of deposit with longer terms. Due to the current interest rate environment, however, terms of over 36 months are not attractive to customers. The Company does not obtain funds through brokers through a solicitation of funds outside its market area. The Company also obtains funds from local governmental sources and held approximately $3.3 million in such funds at December 31, 1999.

         Deposit Portfolio. Savings in the Company as of December 31, 1999, were represented by the various types of deposit programs described below.


  Weighted                                                                                             Percentage
   Average                                                                                              of Total
Interest Rate        Minimum Term        Checking and Savings Deposits       Amount       Balances      Deposits
-------------        ------------        -----------------------------       ------       --------      --------
                                                                                       (In Thousands)

   0.00%                 None             Noninterest-bearing checking     $     --       $    898          1.32%
   1.75                  None             NOW accounts                           --          6,808         10.02
   2.51                  None             Passbook                               --          4,730          6.96
   3.29                  None             Money market accounts               1,000          6,036          8.89

                                                                                   Certificates of Deposit

   4.10%                3 months          Fixed term, fixed rate           $  1,000       $  1,209          1.78%
   4.55                 6 months          Fixed term, fixed rate              1,000          3,549          5.23
   5.24                 9 months          Fixed term, fixed rate              1,000          4,511          6.64
   4.42                12 months          Fixed term, fixed rate              1,000         10,109         14.88
   5.80                15 months          Fixed term, fixed rate              1,000          5,022          7.39
   4.38                18 months          Fixed term, fixed rate              1,000          3,126          4.60
   4.78                24 months          Fixed term, fixed rate              1,000          5,268          7.76
   5.27                30 months          Fixed term, fixed rate              1,000          3,424          5.04
   5.18                36 months          Fixed term, fixed rate              1,000          2,918          4.30
   5.17                48 months          Fixed term, fixed rate              1,000            954          1.41
   5.99             Over 48 months        Fixed term, fixed rate              1,000          9,356         13.78
                                                                                          ---------       -------
                                                                                         $  67,918        100.00%

                                       15

--------------------------------------------------------------------------------
         The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Company between the dates indicated.


                                                                                At December 31,
                                                                           ------------------------

                                            1999                          1998                          1997
                                     -------------------          --------------------          --------------------
                                Balance    Percent(1) Change(2)  Balance     Percent(1) Change(2) Balance    Percent(1)  Change(2)
                                                                                                   (In Thousands)
Noninterest-bearing
  demand .................    $   898         1.32% $   586     $   312         0.45% $  (392)    $   704         0.98% $    20
NOW accounts .............      6,808        10.02      (61)      6,869        10.00      622       6,247         8.73      915
Passbooks ................      4,730         6.96      240       4,490         6.54      223       4,267         5.97     (310)
Money market accounts ....      6,036         8.89      140       5,896         8.58      466       5,430         7.59     (109)

Time deposits that mature:
  within 12 months .......     34,917        51.41    3,562      31,355        45.64   (2,277)     33,632        47.02     (838)
  within 12-36 months ....     13,587        20.01   (4,348)     17,935        26.10      121      17,814        24.91   (1,319)
  beyond 36 months .......        942         1.39     (905)      1,847         2.69   (1,586)      3,433         4.80    2,216
                              -------    ------     -------     -------    ------     -------     -------    ------     -------
     Total ...............    $67,918       100.00% $  (786)     68,704       100.00% $(2,823)    $71,527       100.00% $   575



                                                  At December 31,
                                  ----------------------------------------------
                                              1996                        1995
                                      ---------------------------        -------
                                 Balance     Percent(1)    Change(2)     Balance
                                 -------     ----------    ---------     -------

Noninterest-bearing
  demand .................      $   684         0.96%     $   186       $   498
NOW accounts .............        5,332         7.51         (651)        5,983
Passbooks ................        4,577         6.45         (288)        4,865
Money market accounts ....        5,539         7.81         (235)        5,774

Time deposits that mature:
  within 12 months .......       34,470        48.58          407        34,063
  within 12-36 months ....       19,133        26.97          870        18,263
  beyond 36 months .......        1,217         1.72       (3,214)        4,431
                                -------        ------      -------       -------
     Total ...............      $70,952       100.00%     $(2,925)      $73,877


(1)  Represents percentage of total deposits.
(2)  Represents increase (decrease) in balance from end of prior year.

         Time Deposit Rates. The following table sets forth the time deposits in the Company classified by rates as of the dates indicated:

                                               Years Ended December 31,
                                       -----------------------------------------
                                         1999          1998              1997
                                       ------------------------        ---------
                                            (In Thousands)
Rate

4.00-5.99%............................ $  44,999     $ 45,105        $   46,075
6.00-7.99%............................     4,446        6,032             8,804
8.00-9.99%............................        --           --                --
                                       ---------     --------         ---------
                                       $  49,445     $ 51,137         $  54,879
                                       =========     ========         =========


         Time Deposit Maturities. The following table sets forth the amount and maturities of time deposits at December 31, 1999.

                                                                        Amount Due
                                       --------------------------------------------------------------------------
                                       Less Than      1-2        2-3        3-4        4-5      After 5
                                        One Year     Years      Years      Years      Years      Years      Total
                                       ----------  ---------  ---------  ---------  ---------  ---------  -------
                                                                      (In Thousands)
Rate

5.99% or less.......................    $31,480      $8,525    $  2,060   $ 1,992     $  942    $     --    $ 44,999
6.00-7.99%..........................      3,437          --         970        39         --          --       4,446
                                        -------     -------    --------   -------    -------    --------    --------
                                        $34,917     $ 8,525    $  3,030   $ 2,031     $  942    $     --    $ 49,445
                                        =======     =======    ========   =======    =======    ========    ========


         Large Certificates of Deposit Maturities. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 1999. This amount does not include checking and savings deposits of greater than $100,000, which totaled approximately $3.2 million at December 31, 1999.

                                                                 Certificates
         Maturity Period                                          of Deposit
                                                                (In Thousands)

         Three months or less................................      $ 2,626
         Three through six months............................        2,835
         Six through twelve months...........................          874
         Over twelve months..................................          782
                                                                   -------
              Total..........................................      $ 7,117
                                                                   =======

         Change in Deposits. The following table sets forth changes in total deposits of the Company for the periods indicated:

                                                                      Year Ended December 31,
                                                       --------------------------------------
                                                         1999               1998              1997
                                                       -------            --------          -------
                                                                      (In Thousands)

Deposits...........................................    $117,534          $115,309$          116,818
Withdrawals........................................     119,630           119,228           117,412
                                                        -------           -------           -------
Net decrease before interest credited..............      (2,096)           (3,919)             (594)
Interest credited..................................       1,310             1,096             1,169
                                                      ---------          --------          --------
  Net (decrease) increase in deposits..............   $    (786)         $  2,823          $    575
                                                      ==========        ===========================

Borrowings

         Deposits are the Company's primary source of funds. The Company may also obtain funds from the FHLB. FHLB advances are collateralized by selected assets of the Company. Advances from the FHLB are secured by the Company's stock in the FHLB and a portion of the Company's first mortgage loans and investment securities. Historically, the Company has rarely used borrowed funds, but at December 31, 1999, the Company had $3.2 million in borrowed funds.

The FHLB functions as a central reserve bank providing credit for the Company and other member savings associations and financial institutions. As a member, the Company is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the FHLB's assessment of the institution's creditworthiness.

The following table sets forth certain information regarding borrowings by the Company at the dates indicated`

                                                       Year Ended  December 31,
                                                     ---------------------------

                                                    1999      1998        1997
                                                    ----      ----       -----

Weighted average rate paid on FHLB advance.......  5.26%      4.79%       N/A
Rate paid on ESOP Borrowings.....................  0.00%      6.75%       6.75%



                                                     During   the   Year   Ended  December 31,
                                                    -------------------------------------------
                                                       1999            1998         1997
                                                     --------       ---------      -------
                                                              (Dollars in Thousands)

Maximum amount of FHLB Advance
   outstanding at any month.....................  $   3,200         $  1,200         N/A

Approximate average FHLB advance
  outstanding...................................      1,533            1,200         N/A

Approximate weighted average rate
  paid on FHLB advance..........................       5.26%            4.79%        N/A

Approximate average ESOP borrowing
  outstanding...................................         00               201        276

Approximate weighted average rate
  Paid on ESOP borrowing........................       0.00%            6.75%        6.75%

Employees

       As of December 31, 1999, the Company had 21 full-time and 4 part-time employees, none of whom is represented by a collective bargaining unit. The Company considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

         As a federally chartered SAIF-insured savings association, the Company is subject to examination, supervision and extensive regulation by the OTS and the FDIC. The Company is a member of the Federal Home Loan Bank ("FHLB") system. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Company also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The OTS examines the Company and prepares reports for the consideration of the Company's Board of Directors on any deficiencies that they may find in the Company's operations. The FDIC also examines the Company in its role as the administrator of the SAIF. The Company's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Company's mortgage documents.


Federal Regulation of Savings Institutions

         Business Activities. The activities of savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act"). The federal banking statutes, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and Federal Deposit Insurance Corporation Improvement Act ("FDICIA") (1) restrict the solicitation of brokered deposits by savings institutions that are troubled or not well-capitalized, (2) prohibit the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (3) restrict the aggregate amount of loans secured by non-residential real estate property to 400% of capital, (4) permit savings and loan holding companies to acquire up to 5% of the voting shares of non-subsidiary savings institutions or savings and loan holding companies without prior approval, and (5) permit bank holding companies to acquire healthy savings institutions.

         The description of statutory provisions and regulations applicable to savings associations set forth herein does not purport to be a complete description of such statutes and regulations and their effect on the Company. Moreover, because some of the provisions of FDICIA are still in the process of being implemented through the adoption of regulations by the various federal banking agencies, the Company cannot yet fully assess the impact of these provisions on its operations.

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower or related group of borrowers. Generally, this limit is 15% of the Company's unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Company's maximum loans-to-one-borrower limit was $1.0 million at December 31, 1999. As of December 31, 1999, the Company was in compliance with its loans-to-one-borrower limitations.

         Qualified Thrift Lender Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly average basis in 9 out of every 12 months. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. Recent legislation has expanded the qualified thrift lender test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and education loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10% of total assets, plus and additional 10% for small business loans. Loans for personal, family and household purposes (other than credit card, small business and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. As of December 31, 1999, the Company maintained 88.86% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution, such as the Company, that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters; provided that the institution would not be undercapitalized, as that term is defined in the OTS Prompt Corrective Action regulations, following the capital distribution. Any additional capital distributions would require prior regulatory approval. In the event the Company's capital fell below its fully-phased in requirement or the OTS notified it that it was in need of more than normal supervision, the Company's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. See "--Holding Company Regulation--Dividend Waivers."

         The OTS has  adopted new  regulations,  effective  April 1, 1999,  that revise the current capital distribution restrictions. The new regulations eliminate the current tiered structure and the safe-harbor percentage limitations. Under the new regulations a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not in troubled condition (as defined by regulation) and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. The Company qualifies for Tier 1 and has declared and paid dividends of $751,500 during the year ended December 31, 1999.

         Liquidity. The Company is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified U.S. Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus borrowings payable in one year or less. This liquidity requirement is currently 4%, may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flow of member institutions. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Company's average liquidity ratio for December 1999 was 28.58%, which exceeded the then applicable requirements. The Company has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's consolidated total assets, as reported in the institution's latest quarterly thrift financial report. Based on assets at December 31, 1999, the Company is required to pay a semi-annual assessment of approximately $14,100.

         Community Reinvestment and Fair Lending Laws. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes and authorizes OTS enforcement actions for violations. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA rating system identifies four levels of performance that may describe an institution's record of meeting community needs: outstanding, satisfactory, needs to improve and substantial non-compliance. The CRA also requires all institutions to make public disclosure of their CRA ratings. The OTS assesses the CRA performance of a savings institution under lending, service and investment tests, and based on such assessment, assigns an institution in one of the four above-referenced ratings. The Company received a "satisfactory" CRA rating under the current CRA regulations in its most recent federal examination by the OTS.

         Transactions with Related Parties. The Company's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Holding Company and its non-savings institution subsidiaries) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

         The Company's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Company may make to such persons based, in part, on the Company's capital position, and requires certain approval procedures to be followed. At December 31, 1999, the Company was in compliance with the regulations.

         Enforcement.  Under  the  FDI  Act,  the OTS  has  primary  enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservator ship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

         The federal banking agencies recently adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement the safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. The agencies also adopted a proposed rule which proposes asset quality and earnings standards which, if adopted, would be added to the Guidelines. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

         Capital Requirements. The capital regulations of the Office of Thrift Supervision (OTS) require institutions to have a minimum 3 percent core capital ratio; and a minimum 8 percent risk-based capital ratio. These capital standards set forth in the capital regulations must generally be no less stringent than the capital standards applicable to national banks. FIRREA also specifies the required ratio of housing-related assets in order to qualify as a savings institution. The Company met the regulatory capital requirements at December 31, 1999 and 1998.

         The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan and lease losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The OTS has incorporated an interest rate risk component into its regulatory capital rule. The final interest rate risk rule also adjusts the risk-weighting for certain mortgage derivative securities. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a 200-basis point increase or decrease in market interest rates dividend by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. The OTS has postponed the effective date of the capital component in order to provide it with an opportunity to review the interest rate risk approaches taken by the other federal banking agencies.

         The  Federal  Deposit  Insurance  Corporation  Improvement  Act of 1991
(FDICIA) established additional capital requirements which require regulatory action against depository institutions in one of the undercapitalized categories defined in implementing regulations. Institutions, such as the Company, which are defined as well capitalized, must generally have a leverage capital (core) ratio of at least 5 percent, a tier 1 risk-based capital ratio of at least 6 percent, and a total risk-based capital ratio of at least 10 percent. FDICA also provides for increased supervision by federal regulatory agencies, increased reporting requirements for insured depository institutions, and other changes in the legal and regulatory environment for such institutions. The Company met the regulatory capital requirements at December 31, 1999 and 1998.

Regulatory Capital:

         The following table sets forth the Company's actual and required capital amounts and ratios as of December 31, 1999.

                                                                  For capital         To be well capitalized
                                                                   adequacy           under prompt corrective
                                            Actual                 purposes             action provisions
                                     -------------------      --------------------  -----------------------------
                                     Amount       Percent      Amount      Percent        Amount       Percent
                                     ------       -------      ------      -------        ------       -------

Tangible Capital                   $21,511,000     22.7%      1,420,000     1.5%       $       --         --%
Tier I leverage (core) capital     $21,511,000     22.7       3,786,000     4.0         4,731,000        5.0
Risk based capital                  21,893,000     50.1       3,496,000     8.0         4,370,000       10.0
Tier I risk-based capital           21,511,000     52.4              --      --         2,622,000        6.0


Federal Home Loan Bank System

         The Company is a member of the Federal Home Loan Bank ("FHLB") of Des Moines, which is one of the 12 regional FHLBs. As a member of the FHLB, the Company is required to purchase and maintain stock in the FHLB of Des Moines in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20th (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 1999 the Company had $613,200 in FHLB stock, which was in compliance with this requirement. In past years the Company has received dividends on its FHLB stock. Over the past five years such dividends have averaged 6.83%, and were 6.35% and 6.30% for the year ended and at December 31, 1999, respectively. Certain provisions of FIRREA require all 12 Federal Home Loan Banks to provide financial assistance for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions could cause rates on the FHLB advances to increase and could affect adversely the level of FHLB dividends paid and the value of FHLB stock in the future.


Prompt Corrective Regulatory Action

         Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has the total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration  plan  must be  filed  with  the OTS  within  45 days of the date an institution  receives  notice  that  it  is  "undercapitalized,"  "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.


Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Company is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Holding Company Regulation

         General. WCF Financial, M.H.C. which owns the majority of the Company's common stock outstanding (the "Holding Company") is a non-diversified mutual savings and loan holding company within the meaning of the HOLA, as amended. As such, the Holding Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Holding Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Company must notify the OTS 30 days before declaring any dividend to the Holding Company.

         As a unitary savings and loan holding company, the Holding Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Company continues to be a QTL. Upon any non-supervisory acquisition by the Holding Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Holding Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation. The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

         The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

         Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally-insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove of the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

         Restrictions  Applicable  to  Mutual  Holding  Companies.  Pursuant  to
Section 10(o) of the HOLA and OTS regulations, a mutual holding company may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company; one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company;
(vii) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any non-conforming activities and divest of any non-conforming investments.

         Waiver of Dividends. In addition, OTS regulations require the Holding Company, which owns the majority of the Company's common stock, to notify the OTS of any proposed waiver of its right to receive dividends. It is the OTS' recent practice to review dividend waiver notices on a case-by-case basis, and, in general, not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the subsidiary, which restriction, if material, is disclosed in the public financial statements of the subsidiary as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the subsidiary determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; (iv) the amount of any waived dividend is considered as having been paid by the subsidiary (and the subsidiary's capital ratios adjusted accordingly) in evaluating any proposed dividend under OTS capital distribution regulations; and
(v) in the event the mutual holding company converts to stock form, the appraisal submitted to the OTS in connection with the conversion application takes into account the aggregate amount of the dividends waived by the mutual holding company.

         Conversion of the Mutual Holding Company to Stock Form. OTS regulations permit the Holding Company to issue from the mutual to the stock form of ownership (a "Conversion Transaction"). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to the Company (the "New Holding Company"), the Holding Company's corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of Common Stock held by the Company's public stockholders ("Minority Shareholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that after the Conversion Transaction, subject to any adjustment to reflect the receipt of cash in lieu of fractional shares, the percentage of the to-be outstanding shares of the New Holding Company issued to Minority Stockholders in exchange for their Common Stock would be equal to the percentage of the outstanding shares of Common Stock held by Minority Stockholders immediately prior to the Conversion Transaction. The total number of shares held by Minority Shareholders after the Conversion Transaction would also be affected by any purchase by such persons in the offering that would be conducted as part of the Conversion Transaction.


Insurance of Accounts and Regulation by the FDIC

         The Company is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's SAIF deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from .23% to .67% of deposits, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier

1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC. The Company anticipates that its ongoing annual SAIF premiums will be approximately $14,500.

                           FEDERAL AND STATE TAXATION

Federal Taxation

         For federal income tax purposes, the Company and its subsidiaries file a consolidated federal income tax return on a calendar year basis. The Holding Company is not permitted to file a consolidated federal income tax return with the Company. Thus, the Holding Company files a separate federal income tax return on a calendar year basis.

         The Holding Company and the Company are subject to the rules of federal income taxation generally applicable to corporations under the Internal Revenue Code of 1986, as amended (the "Code").

         Savings institutions such as Bank that meet certain definitional tests relating to the composition of assets and other prescribed by the Code are permitted to establish reserves for bad debts and to make annual additions which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is computed under the experience method.

         If a savings institution ceases to qualify as a "bank" (as defined in Code Section 581) for bad debt purposes or converts to a credit union, the pre-1988 reserves and the supplemental reserves are restored to income ratably over a six-year period, beginning in the tax year the savings institution no longer qualifies as a bank. The pre-1988 reserves are also subject to recapture in the case of certain excess distributions including distributions on liquidation and dissolution and redemptions of shareholders.

         In addition to the regular income tax the Company is generally subject to a minimum tax calculation. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (which certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds Company's regular income tax and net operating losses can offset no more than 90% of alternative minimum income.

         The Company is accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The liability method accounts for deferred income taxes by applying the enacted statutory rates in effect at the balance sheet date to differences between the book cost and the tax cost of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws. SFAS 109 was implemented by the Company effective January 1, 1993.

         The Company has not been audited by the Internal Revenue Service or the State of Iowa within the past five years.

Iowa Taxation

         The Company files an Iowa corporate tax return, the Bank files an Iowa franchise tax return, and the Bank's subsidiary files an Iowa corporation tax return on a calendar year basis. The Holding Company files an Iowa corporate tax return on a calendar year basis..

         The State of Iowa imposes a tax on the Iowa franchise taxable income of savings institutions at the rate of 5%. Iowa franchise taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable, and no deduction is allowed for state franchise taxes.

         The state corporation income tax ranges from 6% to 12% depending upon Iowa corporation taxable income. Interest from federal securities is not taxable for purposes of the Iowa corporation income tax.

                        EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth information as of December 31, 1999, with respect to the executive officers of the Company.

Name                    Age     Occupation

Phyllis A. Murphy       49     President and Chief Executive Officer

Stephen L. Mourlam      47     Executive Vice President and Chief Financial
                               Officer

Kyle R. Swon            38     Senior Vice President

Kathie R. Highland      54     Vice President and Secretary



ITEM 2. PROPERTIES

         (a) The Company conducts its business through a single facility located in Webster City, Hamilton County, Iowa. The facility opened and has been owned by the Company since 1960. At December 31, 1999, the net book value of the Company's property and equipment was $485,085.

         (b) Investment Policies. For a description of the Company's policies (all of which may be changed without a vote of the Company's security holders) and the limitations on the percentage of assets which may be invested in any one investment, or type of investment with respect to: (1) investments in real estate or interests in real estate; (2) investments in real estate mortgages; and (3) securities of or interests in persons primarily engaged in real estate activities, reference is made hereunder to the information presented above under "Item 1. Description of Business."

         (c) Description of Real Estate and Operating Data. Not Applicable; the book value of each of the Company's properties is less than 10% of the Company's total consolidated assets at December 31, 1999.

ITEM 3. LEGAL PROCEEDINGS

         The Company is periodically involved in claims and lawsuits that are incident to the Company's business. As of December 31, 1999, the Company was not involved in any material claim or lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the year ended December 31, 1999 to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


         For information concerning the market for the Company's common stock, the section captioned "Stockholder Information--Stock Listing" and "--Price Range of Common Stock and Dividends Paid" of the Company's Annual Report to Stockholders for the Year Ended December 31, 1999 (the "Annual Report to Stockholders") is incorporated herein by reference.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

         Pages 13-37 of the Company's 1999 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants in the Company's accounting and financial disclosure during 1999.


                                    PART III

ITEM 9. DIRECTORS AND OFFICERS OF THE COMPANY

         Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement dated March 15, 2000 (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see Item 1. "Executive Officers of the Company" for information concerning the Company's executive officers.

ITEM 10. EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated herein by reference from the Company's Proxy Statement, specifically the sections captioned "Proposal I--Election of Directors--Executive Compensation," "--Directors' Compensation," and "--Benefits."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

         Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned "Voting Securities and Principal Holders Thereof."

ITEM 12. CERTAIN TRANSACTIONS

         Information concerning relationships and transactions is incorporated herein by reference from page 9 of the Company's Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1 Federal Stock Charter of Webster City Federal Bancorp (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-KSB as filed on July 1, 1999.

                  3.2 Bylaws of Webster City Federal Bancorp (Incorporated by reference to Exhibit 3.2 of the Company's Form 8-KSB as filed on July 1, 1999.

                  4 Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4 of the Company's Form 8-KSB, as filed on July 1, 1999.

                  10.1.A Severance Agreement, as amended between the Company, the Bank and Phyllis A. Murphy, President and Chief Executive Officer.

                  10.1.B Severance Agreement, as amended between the Company, the Bank and Stephen L. Mourlam, Executive Vice President.

                  101.C Severance Agreement, as amended between the Company, the Bank and Kyle R. Swon, Senior Vice President.

                  13       1999 Annual Report to Stockholders

21       Subsidiaries of the Registrant


(b)      Reports on Form 8-K:
----------------------------

                  The Registrant filed no Current Report on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WEBSTER CITY FEDERAL BANCORP


Date:  March 17, 2000                  /s/ Phyllis A. Murphy
                                       -----------------------------------------
                                           Phyllis A. Murphy
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     /s/ Phyliss A. Murphy                    /s/ Stephen L. Mourlam
     -------------------------------         ------------------------
        Phyllis A. Murphy,                      Stephen L. Moulam
        President, Chief Executive           Executive Vice President
        Officer and Director                (Principal Financial and
       (Principal Executive Officer)         Accounting Officer)


     Date:  March 17, 2000                   Date: March 17, 2000



     /s/ Ellis S. Swon                       /s/ Donald I. Newman
     ------------------------                ----------------------
         Ellis S. Swon,                          Donald I. Newman,
         Chairman of the Board                   Director


     Date:  March 17, 2000                    Date: March 17, 2000


     /s/ Dennis J. Tasler                     /s/ Dr. Carroll E. Haynes
    ----------------------                    --------------------------
         Dennis J. Tasler,                        Dr. Carroll E. Haynes,
         Director                                 Director

     Date:  March 17, 2000                   Date: March 17, 2000

                                   EXHIBIT 13


                       1999 ANNUAL REPORT TO STOCKHOLDERS