Form 10QSB
period 2000-03-31
WEBSTER CITY FEDERAL BANCORP
filed 2000-05-15
CIK 1089830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ---------------------------------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2000.


[ ]  TRANSITION  REPORT  PURSUANT   TO   SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from__________________to______________________

     Commission File Number: 0-26577

                          Webster City Federal Bancorp
             (Exact name of registrant as specified in its charter)

           United States                                      42-1491186
           -------------                                      ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

820 Des Moines Street, Webster City, Iowa                     50595-0638
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  515-832-3071
                                                    ------------

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [ X ]  Yes   [   ]  No

     Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

1,934,814 shares of common stock were outstanding at April 30, 2000.
                                                     ---------------

                  Webster City Federal Bancorp and Subsidiaries

                                      Index



Part I. Financial Information


         Item 1. Financial Statements

                  Consolidated Balance Sheets
                  at March 31, 2000 and December 31, 1999                  1

                  Consolidated Statements of Operations
                  for the three months ended March 31, 2000
                  and 1999                                                 2

                  Consolidated Statements of Cash Flows
                  for the three months ended March 31, 2000
                  and 1999                                                 3

                  Notes to Consolidated Financial Statements               4

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           6



Part II. Other Information

                  Other Information                                       10

                  Webster City Federal Bancorp and Subsidiaries

                           Consolidated Balance Sheets


                                                      March 31,      December 31,
                                                        2000            1999
                                                    ------------     ------------
Assets                                               (Unaudited)
------
Cash and cash equivalents                           $  1,963,787     $  4,986,099
Time deposits in other financial institutions          1,765,000        2,585,000
Investment securities held to maturity                22,217,980       22,721,595
Loans receivable, net                                 64,287,012       62,192,330
Office property and equipment, net                       510,476          485,085
Federal Home Loan Bank stock, at cost                    613,200          613,200
Deferred taxes on income                                 156,000          156,000
Accrued interest receivable                              644,929          761,267
Prepaid expenses and other assets                         49,917           24,513
                                                    ------------     ------------

      Total assets                                  $ 92,208,301     $ 94,525,089
                                                    ============     ============


Liabilities and Stockholders' Equity

Deposits                                            $ 66,363,179     $ 67,918,202
FHLB advance                                           3,200,000        3,200,000
Advance payments by borrowers for
    taxes and insurance                                  135,877          274,377
Accrued interest payable                                 464,921          122,212
Current income taxes payable                                  --           27,458
Accrued expenses and other liabilities                   858,596          634,535
                                                    ------------     ------------

      Total liabilities                               71,022,573       72,176,784
                                                    ------------     ------------


Stockholders' Equity

Common stock, $.10 par value                             212,222          212,222
Additional paid-in capital                             9,093,682        9,093,681
Retained earnings, substantially restricted           14,629,888       14,518,728
Treasury Stock                                        (2,750,064)      (1,476,326)
                                                    ------------     ------------

      Total stockholders' equity                      21,185,728       22,348,305
                                                    ------------     ------------

      Total liabilities and stockholders' equity    $ 92,208,301     $ 94,525,089
                                                    ============     ============

                  Webster City Federal Bancorp and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                         For the Three Months
                                                             Ended March 31,
                                                      --------------------------
                                                          2000            1999
                                                      ----------      ----------
Income

Interest Income:
   Loans receivable                                   $1,233,031      $1,097,044
   Mortgage-backed & related securities                  123,026         150,203
   Investment securities                                 221,819         216,668
   Other interest earning assets                          83,808         141,817
                                                      ----------      ----------
      Total interest income                            1,661,684       1,605,732

Interest Expense:
   Deposits                                              733,815         732,047
   FHLB advance                                           44,893          14,370
   ESOP loan                                                  --           2,684
                                                      ----------      ----------
      Total interest expense                             778,708         749,101
                                                      ----------      ----------
   Net interest income                                   882,976         856,631
Provision for losses on loans                                 --              --
                                                      ----------      ----------
   Net interest income after
      provision for losses on loans                      882,976         856,631
                                                      ----------      ----------

Non-interest income:
   Fees and service charges                               38,745          41,730
   Other                                                  30,961           1,463
                                                      ----------      ----------
      Total non-interest income                           69,706          43,193
                                                      ----------      ----------

Expense

Non-interest expense:
   Compensation, payroll taxes
     and employees benefits                              203,159         186,948
   Office property and equipment                          27,735          19,500
   Data processing services                               34,892          30,947
   Federal insurance premiums                              3,555          10,200
   Other real estate expenses, net                           770             935
   Advertising                                             6,865           5,630
   Other                                                 151,351         104,092
                                                      ----------      ----------
      Total non-interest expense                         428,327         358,252
                                                      ----------      ----------

Earnings before taxes on income                          524,355         541,572

Taxes on income                                          204,506         203,539
                                                      ----------      ----------

Net earnings                                          $  319,849      $  338,033
                                                      ==========      ==========
Earnings per share - basic                            $     0.16      $     0.16
                                                      ==========      ==========
Earnings per share - diluted                          $     0.16      $     0.16
                                                      ==========      ==========

  See notes to consolidated financial statements.

                           Webster City Federal Bancorp and Subsidiaries

                               Consolidated Statements of Cash Flows

                                                                         For the Three Months
                                                                             Ended March 31,
                                                                     -----------------------------
                                                                         2000             1999
                                                                     ------------     ------------
                                                                               (Unaudited)
Cash flows from operating activities
   Net earnings                                                      $    319,849     $    338,033
                                                                     ------------     ------------

   Adjustments to reconcile net earnings to net cash
   provided by  operating
     activities:
        Depreciation                                                       11,962            7,912
        Amortization of premiums and discounts, net                         2,364            6,704
        Stock appreciation of allocated ESOP shares                            --            6,110
        Decrease (increase) in accrued interest receivable                116,338         (100,251)
        (Increase) decrease  in prepaid expenses and other assets         (56,208)          28,843
        Increase in accrued interest payable                              342,709          339,865
        Increase in accrued expenses and other liabilities                224,061           32,403
        (Decrease) increase in accrued current taxes on income            (27,458)         139,760
        Net change in ESOP stock plan                                          --           18,293
                                                                     ------------     ------------

            Total adjustments                                             613,768          479,639
                                                                     ------------     ------------

            Net cash provided by operating activities                     933,617          817,672
                                                                     ------------     ------------

Cash flows from investing activities
   Proceeds from the maturity of interest bearing deposits                820,000        2,900,000
   Purchase of investment securities                                           --       (9,906,458)
   Principal collected on mortgage-backed and related securities          530,542        1,089,736
   Proceeds on sale of real estate                                             --           22,460
   Net change in loans receivable                                      (2,093,169)        (256,878)
   Purchase of office property and equipment                              (37,353)              --
                                                                     ------------     ------------

            Net cash (used in) provided by investing activities          (779,980)      (6,151,140)
                                                                     ------------     ------------

Cash flows from financing activities
   Net change in savings deposits                                      (1,555,023)      (1,684,543)
   Net decrease in advance payments by borrowers
     for taxes and insurance                                             (138,500)        (147,039)
   Proceeds from stock options                                                 --           32,207
   Payments on ESOP borrowings                                                 --          (18,293)
   Treasury stock purchase                                             (1,311,538)              --
   Dividends paid                                                        (170,888)        (193,730)
                                                                     ------------     ------------
            Net cash used in financing activities                      (3,175,949)      (2,011,398)
                                                                     ------------     ------------

            Net decrease in cash and cash equivalents                  (3,022,312)      (7,344,866)

Cash and cash equivalents at beginning of period                        4,986,099       13,186,836
                                                                     ------------     ------------

Cash and cash equivalents at end of period                           $  1,963,787     $  5,841,970
                                                                     ============     ============

Supplemental  disclosures  of cash flow  information:
Cash paid during the year for:
     Interest                                                        $    391,106     $    409,236
     Taxes on income                                                           --           11,782
                                                                     ============     ============

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICES
         -----------------------------------------

The consolidated financial statements at and for the three-month period ended March 31, 2000 are unaudited. In the opinion of management of Webster City Federal Bancorp these financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.


Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Bancorp and its wholly owned subsidiary, Webster City Federal Savings Bank, which is engaged in banking. All material inter-company accounts and transactions have been eliminated.


3.       EARNINGS PER SHARE COMPUTATIONS
         -------------------------------

2000
----
Earnings per share - basic is computed using the weighted average number of common shares outstanding of 1,976,245 for the three months ended March 31, 2000, divided into the net earnings of $319,849 for the three months ended March 31, 2000, resulting in earnings per share - basic of $.16 compared to $.16 for the three months ended March 31, 1999.

Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Bank's stock option plan using the average price per share for the period. Such additional shares were 2,696 for the three months ended March 31, 2000. Earnings for the three months ended March 31, 2000 were $319,849, resulting in earnings per share - diluted of $.16 compared to $.16 for the three months ended March 31, 1999.

1999
----

Earnings per share - basic for the three months ended March 31, 1999 is computed using the 2,118,246 weighted-average of common shares outstanding for the period, reduced by the 13,539 weighted-average unearned ESOP shares and divided into the net earnings of $338,033 resulting in earnings per share of $.16 compared to $.16 for the three months ended March 31, 1998.

Earnings per share - diluted for the three months ended March 31, 1999 is computed using the 2,104,707 weighted-average number of common shares outstanding and adding the dilutive effect of stock options totaling 9,735 shares and dividend into the net earnings of $338,033 resulting in earnings per share of $.16 compared to $.16 for the three months ended March 31, 1998.


4.       DIVIDENDS
         ---------

On January 19, 2000 the Bancorp declared a cash dividend on its common stock payable on February 23, 2000 to stockholders of record as of February 8, 2000, equal to $.20 per share or approximately $400,886. Of this amount, the payment of approximately $230,000 (representing the dividend payable on 1,150,000 shares owned by WCF Financial, M.H.C., the Bancorp's mutual holding company) was waived by the mutual holding company, resulting in an actual dividend distribution of $170,886.

                  Webster City Federal Bancorp and Subsidiaries

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


FINANCIAL CONDITION
-------------------

Total assets decreased by $2.3 million, or 2.5%, from December 31, 1999 to March 31, 2000. Cash and cash equivalents decreased $3.0 million or 60.6%, time deposits in other financial institutions decreased $820,000 to $1.8 million from $2.6 million. Loans receivable increased $2.1 million, or 3.4% during the same period. At March 31, 2000, the Bank had no real estate owned. Investment securities decreased $.5 million or 2.2% from December 31, 1999 to March 31, 2000. During the three month period deposits decreased $1.6 million, or 2.3%.

Total stockholders' equity decreased by $1.2 million to $21.2 million at March 31, 2000 from $22.3 at December 31, 1999 as earnings of $319,800 were partially offset by the repurchase of common stock totaling $1,273,700 and quarterly dividends totaling $170,900.

CAPITAL
-------

The Bancorp's total stockholders' equity decreased by $1.2 million, to $21.2 million at March 31, 2000 from $22.3 million at December 31, 1999. The Office of Thrift Supervision (OTS) requires that the Bank meet certain minimum capital requirements. As of March 31, 2000 the Bank was in compliance with all regulatory capital requirements. The Bank's required, actual and excess capital levels as of March 31, 2000 were as follows:

                           Required         % of          Actual          % of         Excess
                             Amount        Assets         Amount         Assets       Capital
                             ------        ------         ------         ------       -------
                                                 (Dollars in thousands)
Tier 1 (Core) Capital        $3,692         4.0%          $21,055        22.81%       $17,363
Risk-based Capital           $3,498         8.0%          $21,437        49.02%       $17,939

LIQUIDITY
---------

OTS regulations require the Bank to maintain an average daily balance of qualified liquid assets (cash, certain time deposits and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable deposits plus short-term borrowings. At March 31, 2000, the Bank's quarterly average liquidity position of 27.2% compared to 19.7% at December 31, 1999.

RESULTS OF OPERATIONS
---------------------

Interest Income. Interest income increased to $1.7 million for the three months ended March 31, 2000 compared to $1.6 million for the three months ended March 31, 1999. The increase was the results of an increase in average yield on interest-earning assets to 7.28% for the three months ended March 31, 2000 compared to 6.98% for the three months ended March 31, 1999 offset by a decrease in the average balance of interest earning assets of $708,000 or .77% to $91.3 million for the three months ended March 31, 2000 from $92.0 million for the corresponding periods ended March 31, 1999.

Interest on loans for the three months ended March 31, 2000 increased $136,000 or 12.4% compared to the three months ended March 31, 1999. The increase resulted primarily from an increase in total loans outstanding during the period, and an increase in the yields on loans receivable from 7.75% for the three months ended March 31, 1999 to 7.80% for the three months ended March 31, 2000. The increase in the yields on loans receivable was primarily due to higher market rates and a substantial volume of adjustable rate loans repricing at a slightly higher rate based on the lagging index used by the Bank.

Interest on mortgage-backed securities decreased by $27,200 or 18.1% for the three-month period ended March 31, 2000 as compared to the same period ended March 31, 1999. The decline resulted from a decrease of $2.2 million or 23.1% in the average balance of mortgage-backed securities to $7.3 million for the three months ended March 31, 2000 compared to $9.5 million for the three months ended March 31, 1999. Offset by an increase of 37 basis points in the average yield on mortgage-backed securities to 6.67% for the three months ended March 31, 2000 from 6.30% for the three months ended March 31, 1999, as higher rate mortgage-backed securities were paid off and remaining adjustable rate loans were repricing at a higher rate.

Interest Expense. Interest expense increased by $29,600, or 4.0%, from $749,100 for the three months ended March 31, 1999 to $778,700 for the three months ended March 31, 2000. The increase in interest expense was due to an increase in interest expense on the FHLB advance. The interest expense on the advance increased by $30,500 or 212.3% from $14,400 for the three months ended March 31, 1999 to $44,900 for the three months ended March 31, 2000. This increase was due to the Bank borrowing an additional $2,000,000 from the FHLB in October of 1999. This increase was offset by a decrease in average deposits outstanding of $1.4 million from $67.6 million for the three months ended March 31, 1999 to $66.2 million for the three months ended March 31, 2000. The average cost of deposits increased 11 basis points from 4.33% for the three months ended March 31, 1999 compared to 4.44% for the three months ended March 31, 2000.

Net Interest Income. Net interest income before provision for losses on loans increased by $26,300 or 3.1% from $856,600 for the three months ended March 31, 1999 compared to $883,000 for the three months ended March 31, 2000. The Bancorp's interest rate spread at March 31, 2000 increased by 16 basis points to 2.79% from 2.63% at March 31, 1999.

Provision for Losses on Loans. There were no provisions for losses on loans for the three months ended March 31, 2000 or March 31, 1999. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb any probable losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses.

Non-interest Income. Non-interest income increased by $26,500 or 61.4% for the three-month period ended March 31, 2000 as compared to the same period ended March 31, 1999. The increase was related to a one-time non-interest income receipt of approximately $25,000 for a deficiency judgment filed several years ago on a foreclosed property, offset by a decline in loan fees and service charges collected.

Non-interest Expense. Non-interest expense increased $70,100 or 19.6% for the three-month period ended March 31, 2000 compared to the same period ended March 31, 1999. Compensation and benefit costs increased $16,200 or 8.7% from $186,900 for the three months ended March 31, 1999 to $203,200 for the three-month period ended March 31, 2000. Other non-interest expenses were up $47,300 in part due to paying an assessment to the Iowa sinking fund for a loss in public funds held at a failed Iowa Bank, fees paid by the Bank to have a facilitator at the Bank for a planning session and other miscellaneous non-interest expenses incurred during the first quarter of 2000.

Taxes on Income.
---------------

Income taxes for the three months ended March 31, 2000, were $204,500 compared to $204,000 for the same period ended March 31, 1999. The effective income tax rate for the three months of 2000 was 39.0% compared to 37.6% for the first three months of 1999.

Net Earnings. Net earnings of the Company totaled $319,800 for the three months ended March 31, 2000 compared to $338,000 for the three months ended March 31, 1999.

Impact of Year 2000 Compliance
------------------------------

The Board of Directors were aware of potential risk that the year 2000 posed for the Bank and had assigned an individual, to establish Year 2000 formal project plans, which have been developed and adopted by the Bank. Testing and contingency plans were also developed and adopted by the Company and testing procedures were also implemented The Company's contingency plans included two components, business remediation and business resumption. The business remediation plan was developed to mitigate the risk associated with the failure to successfully complete system renovation, validation or implementation of the Company's Year 2000 readiness. This plan pertains to mission-critical systems developed in-house, by outside software vendors, and by third-party service providers. The business resumption plan is designed to be implemented in the event there are system failures at critical dates.

The Company did not feel that, with all of its planning and testing as well as having contingency plans in place, they would experience any major Year 2000 problems at the end of the year. The Company did not experience any problems at year-end nor have we experienced a problem on any of the critical dates identified as potential problems during the first quarter of the year 2000.


SFAS No. 133
------------

"Accounting for Derivative Instruments and Hedging Activities," and SFAS 137, an amendment to SFAS 133, will be effective for the Bancorp beginning January 1, 2001. Management is evaluating the impact the adoption of SFAS 133 and SFAS 137 will have on the Bancorp's consolidated financial statements. The Bancorp expects to adopt SFAS 133 and 137 when required.


Safe Harbor Statement
---------------------

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


Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------
         None


Item 5. Other Information
        -----------------

         None


Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

         (a) Exhibits:
                  None

         (b) No form 8-K reports were filed during the quarter ended March 31, 2000.

                  Webster City Federal Bancorp and Subsidiaries


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                               WEBSTER CITY FEDERAL BANCORP
                               Registrant




Date: May 8, 2000          By: /s/ Phyllis A. Murphy
      -----------              ---------------------
                               Phyllis A. Murphy
                               President and Chief Executive Officer




Date: May 8, 2000          By: /s/Stephen L. Mourlam
      -----------              ---------------------
                               Stephen L. Mourlam
                               Executive Vice President/Chief Financial Officer