Form 10QSB
period 2000-06-30
WEBSTER CITY FEDERAL BANCORP
filed 2000-08-14
CIK 1089830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ---------------------------------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended June 30, 2000.


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [ X ]  Yes   No  [   ]

     Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

1,934,814 shares of common stock outstanding at July 31, 2000.
                                                --------------

                  Webster City Federal Bancorp and Subsidiaries

                                      Index




                                                                          Page

Part I. Financial Information


         Item 1. Financial Statements

                  Consolidated Balance Sheets
                  at June 30, 2000 and December 31, 1999                    1

                  Consolidated Statements of Operations
                  for the three and six months ended June 30, 2000
                  and 1999                                                  2

                  Consolidated Statements of Cash Flows
                  for the six months ended June 30, 2000
                  and 1999                                                  3

                  Notes to Consolidated Financial Statements                4

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            6



Part II. Other Information

                  Other Information                                         9

                     Webster City Federal Bancorp and Subsidiaries

                              Consolidated Balance Sheets


                                                        June 30,          December 31,
                                                          2000                1999
                                                      ------------       ------------
Assets                                                 (Unaudited)
------
Cash and cash equivalents                             $  2,572,100       $  4,986,099
Time deposits in other financial institutions                   --          2,585,000
Investment securities held to maturity                  21,782,183         22,721,595
Loans receivable, net                                   66,231,472         62,192,330
Office property and equipment, net                         507,806            485,085
Federal Home Loan Bank stock, at cost                      613,200            613,200
Deferred taxes on income                                   156,000            156,000
Accrued interest receivable                                686,310            761,267
Prepaid expenses and other assets                           33,259             24,513
                                                      ------------       ------------

      Total assets                                    $ 92,582,330       $ 94,525,089
                                                      ============       ============


Liabilities and Stockholders' Equity
------------------------------------

Deposits                                              $ 66,826,234       $ 67,918,202
FHLB advance                                             3,200,000          3,200,000
Advance payments by borrowers for
    taxes and insurance                                    320,900            274,377
Accrued interest payable                                    84,559            122,212
Current income taxes payable                                    --             27,458
Accrued expenses and other liabilities                     769,837            634,535
                                                      ------------       ------------

      Total liabilities                                 71,201,530         72,176,784
                                                      ------------       ------------


Stockholders' Equity
--------------------

Common stock, $.10 par value                               212,222            212,222
Additional paid-in capital                               9,093,682          9,093,681
Retained earnings, substantially restricted             14,862,760         14,518,728
Treasury Stock                                          (2,787,864)        (1,476,326)
                                                      ------------       ------------

      Total stockholders' equity                        21,380,800         22,348,305
                                                      ------------       ------------

      Total liabilities and stockholders' equity      $ 92,582,330       $ 94,525,089
                                                      ============       ============

See notes to consolidated financial statements

                                 Webster City Federal Bancorp and Subsidiaries

                                     Consolidated Statements of Cash Flows

                                                                                     For the Six Months
                                                                                        Ended June 30,
                                                                               -------------------------------
                                                                                   2000                 1999
                                                                               ------------       ------------
                                                                                        (Unaudited)
Cash flows from operating activities
   Net earnings                                                                $    668,960       $    606,176
                                                                               ------------       ------------

   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Depreciation                                                                 25,607             16,502
        Amortization of premiums and discounts, net                                   3,952              2,144
        Stock appreciation of allocated ESOP shares                                      --              9,060
        Decrease  (increase) in accrued interest receivable                          74,957            (93,022)
        (Increase) decrease  in prepaid expenses and other assets                    (8,746)            26,797
        Decrease  in accrued interest payable                                       (37,653)           (20,640)
        Increase in accrued expenses and other liabilities                          135,302              8,314
        Decrease in accrued current taxes on income                                 (27,458)           (51,554)
        Net change in ESOP stock plan                                                    --            159,064
                                                                               ------------       ------------

            Total adjustments                                                       165,961             56,665
                                                                               ------------       ------------

            Net cash provided by operating activities                               834,921            662,841
                                                                               ------------       ------------

Cash flows from investing activities
   Proceeds from the maturity of interest bearing deposits                        2,585,000          2,265,000
   Purchase of interest bearing deposits                                            (34,226)        (2,611,000)
   Proceeds from the maturity of investment securities                                   --          3,900,000
   Purchase of investment securities                                                     --         (9,905,818)
   Purchase of mortgage-backed securities                                                --         (1,070,487)
   Principal collected on mortgage-backed and related securities                    966,473          1,754,664
   Proceeds on sale of real estate                                                       --             22,460
   Net change in loans receivable                                                (4,035,929)        (1,100,520)
   Purchase of office property and equipment                                        (48,328)            (9,255)
                                                                               ------------       ------------

            Net cash used in investing activities                                  (567,010)        (6,754,956)
                                                                               ------------       ------------

Cash flows from financing activities
   Net change in savings deposits                                                (1,091,968)        (1,937,828)
   Net increase in advance payments by borrowers
     for taxes and insurance                                                         46,523             24,335
   Proceeds from stock options                                                           --             32,207
   Payments on ESOP borrowings                                                           --           (159,064)
   Treasury stock purchase                                                       (1,311,538)                --
   Dividends paid                                                                  (324,927)          (382,125)
                                                                               ------------       ------------
            Net cash used in financing activities                                (2,681,910)        (2,422,475)
                                                                               ------------       ------------

            Net decrease in cash and cash equivalents                            (2,413,999)        (8,514,590)

Cash and cash equivalents at beginning of period                                  4,986,099         13,186,836
                                                                               ------------       ------------

Cash and cash equivalents at end of period                                     $  2,572,100       $  4,672,246
                                                                               ============       ============

Supplemental  disclosures  of cash flow  information:
Cash paid during the year for:
     Interest                                                                  $  1,506,671       $  1,481,548
     Taxes on income                                                                368,229            419,182

See notes to consolidated financial statements.

                              Webster City Federal Bancorp and Subsidiaries

                                  Consolidated Statements of Operations


                                                 For the Three Months           For the Six Months
                                                     Ended June 30,                Ended June 30,
                                             --------------------------      --------------------------
                                                 2000            1999           2000            1999
                                             ----------      ----------      ----------      ----------
                                                                  (Unaudited)
Income
------

Interest Income:
   Loans receivable                          $1,256,347      $1,102,807      $2,489,378      $2,199,851
   Mortgage-backed & related securities         121,406         152,791         244,432         302,994
   Investment securities                        217,677         238,912         439,496         455,580
   Other interest earning assets                 40,796         105,243         124,604         247,060
                                             ----------      ----------      ----------      ----------
      Total interest income                   1,636,226       1,599,753       3,297,910       3,205,485

Interest Expense:
   Deposits                                     735,203         728,861       1,469,018       1,460,908
   FHLB advance                                  54,192          14,530          99,085          28,900
   ESOP loan                                         --           1,610              --           4,294
                                             ----------      ----------      ----------      ----------
      Total interest expense                    789,395         745,001       1,568,103       1,494,102
                                             ----------      ----------      ----------      ----------
   Net interest income                          846,831         854,752       1,729,807       1,711,383
Provision for losses on loans                        --              --              --              --
                                             ----------      ----------      ----------      ----------
   Net interest income after
      provision for losses on loans             846,831         854,752       1,729,807       1,711,383
                                             ----------      ----------      ----------      ----------

Non-interest income:
   Fees and service charges                      42,222          26,909          80,967          68,639
   Other                                         23,438          11,110          54,399          12,573
                                             ----------      ----------      ----------      ----------
      Total non-interest income                  65,660          38,019         135,366          81,212
                                             ----------      ----------      ----------      ----------

Expense
-------

Non-interest expense:
   Compensation, payroll taxes,
     and employees benefits                     211,213         298,944         414,372         485,892
   Office property and equipment                 23,268          18,181          51,003          37,682
   Data processing services                      27,200          26,183          62,092          57,129
   Federal insurance premiums                     3,555          10,200           7,110          20,400
   Other real estate expenses, net                   --              73             770           1,008
   Advertising                                    5,808           7,100          12,673          12,730
   Other                                         94,596         101,483         245,945         205,575
                                             ----------      ----------      ----------      ----------
      Total non-interest expense                365,640         462,164         793,965         820,416
                                             ----------      ----------      ----------      ----------

Earnings before taxes on income                 546,851         430,607       1,071,208         972,179

Taxes on income                                 197,742         162,464         402,248         366,003
                                             ----------      ----------      ----------      ----------

Net earnings                                 $  349,109      $  268,143      $  668,960      $  606,176
                                             ==========      ==========      ----------      ----------

Earnings per share - basic                   $     0.18      $     0.13      $     0.34      $     0.29
                                             ==========      ==========      ==========      ==========

Earnings per share - dilluted                $     0.18      $     0.13      $     0.34      $     0.29
                                             ==========      ==========      ==========      ==========

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES
   -----------------------------------------

The consolidated financial statements for the three and six-month periods ended June 30, 2000 and 1999 are unaudited. In the opinion of management of Webster City Federal Bancorp these financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Bancorp and its wholly owned subsidiary, Webster City Federal Savings Bank, which is engaged in banking. All material inter-company accounts and transactions have been eliminated.


  3. EARNINGS PER SHARE COMPUTATIONS
     -------------------------------

2000
----

Earnings per share - basic is computed using the weighted average number of common shares outstanding of 1,934,814 and 1,955,529 for the three and six months ended June 30, 2000, respectively, and divided into the net earnings of $349,100 and $669,000 for the three and six months ended June 30, 2000, respectively, resulting in net earnings per share of $.18 and $.34 for the three and six months ended June 30, 2000, respectively.

Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Bank's stock option plan using the average price per share for the period. There were no additional shares for the three and six months ended June 30, 2000, respectively, due to the average price per share being less than the stock option price. Net earnings for the three and six months ended June 30, 2000 were $349,100 and $669,000, respectively, resulting in net earnings per share of $.18 and $.34 for the three and six months ended June 30, 2000, respectively.

1999
----

Earnings per share - basic is computed using the weighted average number of common shares outstanding of 2,119,049 and 2,118,650 for the three and six months ended June 30, 2000, respectively, reduced by the 13,539 weighted average unearned ESOP shares and divided into the net earnings of $268,100 and $606,200 for the three and six months ended June 30, 2000, respectively, resulting in net earnings per share of $.13 and $.29 for the three and six months ended June 30, 2000, respectively.

Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Bank's stock option plan using the average price per share for the period. Such additional shares were 5,172 and 7,454 for the three and six months ended June 30, 2000, respectively. Net earnings for the three and six months ended June 30, 2000 were $268,100 and $606,200, respectively, resulting in net earnings per share of $.13 and $.29 for the three and six months ended June 30, 2000, respectively.


4. DIVIDENDS
   ---------

On April 19, 2000 the Bancorp declared a cash dividend on its common stock payable on May 24, 2000 to stockholders of record as of May 9, 2000, equal to $.20 per share or approximately $387,596. Of this amount, the payment of approximately $230,000 (representing the dividend payable on 1,150,000 shares owned by WCF Financial, M.H.C., the Bancorp's mutual holding company) was waived by the mutual holding company, resulting in an actual dividend distribution of $157,596.

                  Webster City Federal Bancorp and Subsidiaries

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


FINANCIAL CONDITION
-------------------

Total assets decreased by $1.9 million, or 2.1%, from December 31, 1999 to June 30, 2000. Cash and cash equivalents decreased $2.4 million or 48.1% and time deposits in other financial institutions decreased by $2.6 million from $2.6 million to zero as of June 30, 2000. Loans receivable increased $940,000, or 6.4% during the same period. At June 30, 2000, the Bank had no real estate owned. Investment securities decreased $939,000 or 4.1%, from December 31, 1999 to June 30, 2000. During the six-month period deposits decreased $1.1 million, or 1.6%.

Total stockholders' equity decreased by $967,500 to $21.4 million at June 30, 2000 from $22.3 at December 31, 1999 as earnings of $669,000 were offset by two quarterly dividends totaling $325,000 and the repurchase of common stock totaling $1,311,500.

CAPITAL
-------

The Bank's total stockholders' equity decreased by $970,000, to $21.4 million at June 30, 2000 from $22.3 million at December 31, 1999. The Office of Thrift Supervision (OTS) requires that the Bank meet certain minimum capital requirements. As of June 30, 2000 the Bank was in compliance with all regulatory capital requirements. The Bank's required, actual and excess capital levels as of June 30, 2000 were as follows:

                           Required         % of           Actual           % of             Excess
                             Amount        Assets          Amount           Assets           Capital
                             ------        ------          ------           ------           -------
                                                      (Dollars in thousands)

Tier 1 (Core) Capital        $3,707         4.0%            $21,215         22.89%             $17,508
Risk-based Capital           $3,594         8.0%            $21,598         48.08%             $18,004

LIQUIDITY
---------

OTS regulations require the Bank to maintain an average daily balance of qualified liquid assets (cash, certain time deposits and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable deposits plus short-term borrowings. At June 30, 2000, the Bank's quarterly average liquidity position was $16.9 million or 24.2% compared to $13.8 million or 19.7% at December 31, 1999.

RESULTS OF OPERATIONS
---------------------

Interest Income. Interest income increased by $36,500 or 2.3% from $1.6 million for the three months ended June 30, 1999 to $1.6 million for the three months ended June 30, 2000. This was the result of a increase in the average yield on interest-earning assets to 7.23% for the three months ended June 30, 2000 from 7.08% for the three months ended June 30, 1999 and an increase in the average balance of interest earning assets of $84,900 or .1% to $90.5 million for the three months ended June 30, 2000 from $90.5 million for the three months ended June 30, 1999. Interest income totaled $3.3 million for the six months ended June 30, 2000 compared to $3.2 million for the six months ended June 30, 1999. This was the result of an increase in the average yield on interest-earning assets to 7.25% for the six months ended June 30, 2000 from 7.05% for the six months ended June 30, 1999 and a decrease in the average balance of interest earning assets of $86,700 or .1% to $90.9 million for the six months ended June 30, 2000 from $91.0 million for the six months ended June 30, 1999.

Interest on loans for the three months ended June 30, 2000 increased $153,500 or 13.9% compared to the three months ended June 30, 1999. The increase resulted primarily from an increase in total loans outstanding during the period, offset by a decrease in the yields on loans receivable from 7.66% for the six months ended June 30, 1999 to 7.64% for the six months ended June 30, 2000. Interest on loans for the six months ended June 30, 2000 increased $289,500 or 13.8% compared to the six months ended June 30, 1999. The increase resulted primarily from an increase in total loans outstanding during the periods, and an increase in the yields on loans receivable from 7.70% for the six months ended June 30, 1999 to 7.72% for the six months ended June 30, 2000. The increase in the yield on loans receivable was primarily due to higher market rates and adjustable rate loans repricing at a higher rate based on the lagging index used by the Bank.

Interest on mortgage-backed securities decreased by $31,400 or 20.6% for the three-month period ended June 30, 2000 as compared to the same period ended June 30, 1999. The decline resulted from a decrease of $2.5 million or 26.2% in the average balance of mortgage-backed securities to $6.9 million for the three months ended June 30, 2000 compared to $9.5 million for three months ended June 30, 1999 offset by an increase of 50 basis points in the average yield on mortgage-backed securities to 6.95% for the three months ended June 30, 2000 from 6.45% for the three months ended June 30, 1999. Interest on mortgage-backed securities decreased $58,600 or 19.3% for the six months ended June 30, 2000 compared to same period ended June 30, 1999. The decline resulted from a decrease of $2.1 million or 22.5% in the average balance of mortgage-backed securities to $7.2 million for the six months ended June 30, 2000 compared to $9.3 million for six months ended June 30, 1999 offset by an increase of 31 basis points in the average yield on mortgage-backed securities to 6.81% for the six months ended June 30, 2000 from 5.85% for the six months ended June 30, 1999.

Interest on investment securities decreased by $21,200 or 8.9% for the three months ended June 30, 2000 compared to the same period ended June 30, 1999. This was due to a decrease in the average balance of investment securities from $15.9 million for the three months ended June 30, 1999 to $14.9 million for the three months ended June 30, 2000 and a decrease in the average yield of 20 basis points from 6.04%, for the three months ended June 30, 1999 to 5.84%, for the three months ended June 30, 2000. Interest on investment securities decreased by $16,100 or 3.5% for the six months ended June 30, 2000 as compared to the same period ended June 30, 1999. This was due to a decrease in the average balance of investment securities from $15.6 million for the six months ended June 30, 1999 to $14.9 million for the six months ended June 30, 2000 offset by an increase in the average yield of 4 basis points from 5.85%, for the six months ended June 30, 1999 to 5.89%, for the six months ended June 30, 2000.

Interest Expense. Interest expense increased by $44,400, or 6.0%, from $745,000 for the three months ended June 30, 1999 to $789,400 for the three months ended June 30, 2000. Interest expense increased by $74,000 or 5.0%, from $1.5 million for the six months ended June 30, 1999 to $1.6 for the six months ended June 30, 2000. The increase in interest expense was due to an increase in interest expense on the FHLB advance. The interest expense on the advance increased by $39,700 or 273.2% from $14,500 for the three months ended June 30, 1999 to $54,200 for the three months ended June 30, 2000. The interest expense on the advance increased by $70,200 or 242.9% from $28,900 for the six months ended June 30, 1999 to $99,100 for the six months ended June 30, 2000. The increase was due to the Bank borrowing an additional $2,000,000 from the FHLB in October of 1999 and an additional $1,000,000 for 30 days during the second quarter of 2000. The average interest rate on the advances increased by 1.07% from 4.82% for the six months period ended June 30, 1999 to 5.89% for the same period ended June 30, 2000.

Net Interest Income. Net interest income before provision for losses on loans decreased by $7,900 or 1.0% from $854,800 for the three months ended June 30, 1999 to $846,800 for the three months ended June 30, 2000. Net interest income increased by $18,400 or 1.1% for the six months ended June 30, 2000 compared to the same period ended June 30, 1999. The Bank's interest rate spread for the six months ended June 30, 2000 increased by 10 basis points to 2.73% from 2.63% for the six months ended June 30, 1999.

Provision for Losses on Loans. There were no provisions for losses on loans for the three and six months ended June 30, 2000. The Bank had no non-performing loans as of June 30, 2000. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb probable losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses.

Non-interest Income. Total non-interest income increased by $27,600 or 72.6% for the three-month period ended June 30, 2000 as compared to the same period ended June 30, 1999. Non-interest income increased $54,200 or 66.7% for the six months ended June 30, 2000 as compared to the same period ended June 30, 1999. The increases were related to an increase in fees and service charges, due to the repricing of service charges.

Non-interest Expense. Non-interest expense decreased $96,500 or 20.9% for the three-month period ended June 30, 2000 compared to the same period ended June 30, 1999. Non-interest expense decreased $26,500 or 3.2% for the six-month period ended June 30, 2000 compared to the same period ended June 30, 1999. Compensation and benefit costs decreased $87,700 or 29.3% from $298,900 for the three months ended June 30, 1999 to $211,200 for the three month period ended June 30, 2000. Compensation and benefit costs decreased by $71,500 to $414,400 for the six months ended June 30, 2000 from $485,900 for the six months ended June 30, 1999. The decreases were primarily due to the Bank paying off the balance of the ESOP loan of $141,800 on June 30, 1999.

Taxes on Income. Income taxes for the three and six months ended June 30, 2000, increased to $197,700 and $402,200 from $162,500 and $366,000, respectively for the same periods for 1999. The effective income tax rate for the first six months of 2000 was 37.6% compared to 37.7% for the first six months of 1999.

Net Earnings. Net earnings totaled $349,100 for the three months ended June 30, 2000 compared to $268,100 for the three months ended June 30, 1999. Net earnings increased $62,800 or 10.4% to $669,000 for the six-month period ended June 30, 2000 compared to $606,200 for the same period ended June 30, 1999.

SFAS No. 133 & 137
------------------

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


Item 2. Changes in Securities
        ---------------------

         None


Item 3. Defaults Upon Senior Securities
        -------------------------------
         None


Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

         The Registrant convened its 1999 Annual Meeting of Stockholders on April 19, 2000. At the meeting the stockholders of the Registrant considered and voted upon:

            1. The election of Ellis S. Swon and Dennis J. Tasler as directors for a term of three years.

            2. The ratification of the appointment of KPMG LLP as auditors of the Registrant for the fiscal year ending December 31, 2000.

            The election of Ellis S. Swon, as director was as approved by a vote of 1,759,929 votes in favor, 1,050 withheld and 0 abstaining.

            The election of Dennis J. Tasler, as director was as approved by a vote of 1,759,929 votes in favor, 1,050 withheld and 0 abstaining.

            The ratification of the engagement of KPMG LLP as auditors was approved by a vote of 1,758,555 votes in favor, 550 opposed and 1,274 abstaining.


Item 5. Other Information
        -----------------

         None


Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

          No form 8-K reports were filed during the quarter ended June 30, 2000.

                  Webster City Federal Bancorp and Subsidiaries


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                WEBSTER CITY FEDERAL BANCORP
                                Registrant




Date: August 8, 2000            By: /s/Phyllis A. Murphy
      --------------                --------------------
                                    Phyllis A. Murphy
                                    President and Chief Executive Officer




Date: August 8, 2000            By: /s/Stephen L. Mourlam
      --------------                ---------------------
                                    Stephen L. Mourlam
                                    Exec. Vice President/Chief Financial Officer