Form 10QSB
period 2000-09-30
WEBSTER CITY FEDERAL BANCORP
filed 2000-11-09
CIK 1089830

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                           ---------------------------------

                                      FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 2000.



[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from_______________to_________________

     COMMISSON Number: 0-26577

                              Webster City Federal Bancorp
                 ------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

           United States                                    42-1491186
 ------------------------------                        ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)

820 Des Moines Street, Webster City, Iowa                       50595-0638
-----------------------------------------                       ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code  515-832-3071
                                                    ------------


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

         Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

1,937,981 shares of common stock were outstanding at October 31, 2000.
                                                     -----------------

                     Webster City Federal Bancorp and Subsidiaries

                                         Index




                                                                           Page

Part I. Financial Information


         Item 1. Financial Statements

                  Consolidated Balance Sheets
                  at September 30, 2000 and December 31, 1999                1

                  Consolidated Statements of Operations
                  for the three and nine months ended September 30, 2000
                  and 1999                                                   2

                  Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 2000
                  and 1999                                                   3

                  Notes to Consolidated Financial Statements                 4

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations             6



Part II. Other Information

                  Other Information                                          9

                     Webster City Federal Bancorp and Subsidiaries

                       Notes to Consolidated Financial Statements


                                                              Sepember 30,          December 31,
                                                                  2000                  1999
                                                          -----------------      ----------------
Assets                                                          (Unaudited)
------

Cash and cash equivalents                                      $ 2,583,459           $ 4,986,099
Time deposits in other financial institutions                            -             2,585,000
Investment securities held to maturity                          21,265,867            22,721,595
Loans receivable, net                                           67,360,567            62,192,330
Office property and equipment, net                                 536,507               485,085
Federal Home Loan Bank stock, at cost                              613,200               613,200
Deferred taxes on income                                           156,000               156,000
Accrued interest receivable                                        635,627               761,267
Prepaid expenses and other assets                                  188,705                24,513
                                                          -----------------      ----------------

      Total assets                                            $ 93,339,932          $ 94,525,089
                                                          =================      ================


Liabilities and Stockholders' Equity

Deposits                                                      $ 65,090,071          $ 67,918,202
FHLB advance                                                     5,200,000             3,200,000
Advance payments by borrowers for
    taxes and insurance                                            129,944               274,377
Accrued interest payable                                           498,490               122,212
Current income taxes payable                                             -                27,458
Accrued expenses and other liabilities                             835,399               634,535
                                                          -----------------      ----------------

      Total liabilities                                         71,753,904            72,176,784
                                                          -----------------      ----------------


Stockholders' Equity

Common stock, $.10 par value                                       212,222               212,222
Additional paid-in capital                                       9,093,682             9,093,681
Retained earnings, substantially restricted                     15,067,988            14,518,728
Treasury Stock                                                  (2,787,864)           (1,476,326)
                                                          -----------------      ----------------

      Total stockholders' equity                                21,586,028            22,348,305
                                                          -----------------      ----------------

      Total liabilities and stockholders' equity              $ 93,339,932          $ 94,525,089
                                                          =================      ================


See notes to consolidated financial statements.

                  Webster City Federal Bancorp and Subsidiaries

                      Consolidated Statements of Operations


                                                        For the Three Months                        For the Nine Months
                                                         Ended September 30,                        Ended September 30,
                                                 ------------------------------------       ------------------------------------
                                                      2000                 1999                  2000                1999
                                                 ----------------     ---------------       ----------------    ----------------
                                                                                   (Unaudited)
Income

Interest Income:
   Loans receivable                                   $1,319,265         $ 1,126,751             $3,808,643         $ 3,326,603
   Mortgage-backed & related securities                  106,462             140,104                350,894             443,098
   Investment securities                                 222,209             239,282                661,705             694,862
   Other interest earning assets                          43,928              83,708                168,532             330,768
                                                 ----------------     ---------------       ----------------    ----------------
      Total interest income                            1,691,864           1,589,845              4,989,774           4,795,331

Interest Expense:
   Deposits                                              779,718             729,429              2,248,736           2,190,337
   FHLB advance                                           73,307              14,689                172,392              43,589
   ESOP loan                                                   -                 792                      -               5,086
                                                 ----------------     ---------------       ----------------    ----------------
      Total interest expense                             853,025             744,910              2,421,128           2,239,012
                                                 ----------------     ---------------       ----------------    ----------------
   Net interest income                                   838,839             844,935              2,568,646           2,556,319
Provision for losses on loans                                  -                   -                      -                   -
                                                 ----------------     ---------------       ----------------    ----------------
   Net interest income after
      provision for losses on loans                      838,839             844,935              2,568,646           2,556,319
                                                 ----------------     ---------------       ----------------    ----------------

Non-interest income:
   Fees and service charges                               48,811              47,848                129,778             116,487
   Other                                                  69,138               1,967                123,537              14,540
                                                 ----------------     ---------------       ----------------    ----------------
      Total non-interest income                          117,949              49,815                253,315             131,027
                                                 ----------------     ---------------       ----------------    ----------------

Expense

Non-interest expense:
   Compensation, payroll taxes,
     and employees benefits                              216,630             154,939                631,002             640,831
   Office property and equipment                          22,348              18,755                 73,351              56,437
   Data processing services                               26,323              26,289                 88,415              83,418
   Federal insurance premiums                              3,458              10,085                 10,568              30,485
   Other real estate expenses, net                             -                   -                    770               1,008
   Advertising                                             6,370               7,541                 19,043              20,271
   Other                                                 112,889             143,243                358,834             348,819
                                                 ----------------     ---------------       ----------------    ----------------
      Total non-interest expense                         388,018             360,852              1,181,983           1,181,269
                                                 ----------------     ---------------       ----------------    ----------------

Earnings before taxes on income                          568,770             533,898              1,639,978           1,506,077

Taxes on income                                          210,403             210,848                612,651             576,851
                                                 ----------------     ---------------       ----------------    ----------------

Net earnings                                           $ 358,367           $ 323,050             $1,027,327           $ 929,226
                                                 ================     ===============       ----------------    ----------------

Earnings per share - basic                                $ 0.19              $ 0.16                 $ 0.53              $ 0.44
                                                 ================     ===============       ================    ================

Earnings per share - dilluted                             $ 0.19              $ 0.15                 $ 0.53              $ 0.44
                                                 ================     ===============       ================    ================

See notes to consolidated financial statements.

                  Webster City Federal Bancorp and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                   For the Nine Months
                                                                                   Ended September 30,
                                                                     -----------------------------------------------
                                                                          2000                          1999
                                                                     ----------------             ------------------
                                                                                     (Unaudited)
Cash flows from operating activities
   Net earnings                                                          $ 1,027,327                      $ 929,226
                                                                     ----------------             ------------------

   Adjustments to reconcile net earnings to net cash provided by operating activities:

        Depreciation                                                          39,253                         16,776
        Amortization of premiums and discounts, net                           11,736                          7,588
        Stock appreciation of allocated ESOP shares                                -                          9,061
        Decrease  (increase) in accrued interest receivable                  125,640                           (772)
        (Increase) decrease  in prepaid expenses and other assets           (164,192)                        55,891
        Decrease  in accrued interest payable                                376,278                        333,601
        Increase in accrued expenses and other liabilities                   200,864                         74,146
        Decrease in accrued current taxes on income                          (27,458)                       (51,554)
        Net change in ESOP stock plan                                              -                        159,064
                                                                     ----------------             ------------------

            Total adjustments                                                562,121                        603,801
                                                                     ----------------             ------------------

            Net cash provided by operating activities                      1,589,448                      1,533,027
                                                                     ----------------             ------------------

Cash flows from investing activities

   Proceeds from the maturity of interest bearing deposits                 2,585,000                      3,111,000
   Purchase of interest bearing deposits                                     (34,226)                    (3,431,000)
   Proceeds from the maturity of investment securities                        30,662                      3,900,000
   Purchase of investment securities                                               -                     (9,905,818)
   Purchase of mortgage-backed securities                                          -                     (1,070,487)
   Principal collected on mortgage-backed and related securities           1,445,333                      2,611,503
   Proceeds on sale of real estate                                                 -                         22,460
   Net change in loans receivable                                         (5,166,014)                    (3,143,630)
   Purchase of office property and equipment                                 (90,675)                        (9,255)
                                                                     ----------------             ------------------

            Net cash used in investing activities                         (1,229,920)                    (7,915,227)
                                                                     ----------------             ------------------

Cash flows from financing activities

   Net change in savings deposits                                         (2,828,131)                    (2,522,589)
   Net increase in advance payments by borrowers
     for taxes and insurance                                                (144,433)                      (135,487)
   Proceeds from stock options                                                     -                         72,586
   Payments on ESOP borrowings                                                     -                       (159,064)
   Treasury stock purchase                                                (1,311,538)                      (964,181)
  Net change in borrowings                                                 2,000,000
   Dividends paid                                                           (478,067)                      (570,630)
                                                                     ----------------             ------------------
            Net cash used in financing activities                         (2,762,169)                    (4,279,365)
                                                                     ----------------             ------------------

            Net decrease in cash and cash equivalents                     (2,402,641)                   (10,661,565)

Cash and cash equivalents at beginning of period                           4,986,099                     13,186,836
                                                                     ----------------             ------------------

Cash and cash equivalents at end of period                               $ 2,583,458                    $ 2,525,271
                                                                     ================             ==================

Supplemental  disclosures  of cash flow  information:
   Cash paid during the year for:

     Interest                                                            $ 1,872,458                    $ 1,856,736
     Taxes on income                                                         600,829                        834,691


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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES
   -----------------------------------------

The consolidated financial statements for the three and nine-month periods ended September 30, 2000 and 1999 are unaudited. In the opinion of management of Webster City Federal Bancorp these financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Bancorp and its wholly owned subsidiary, Webster City Federal Savings Bank, which is engaged in banking and Security Title & Abstract, Inc. an abstract company. All material inter-company accounts and transactions have been eliminated.

3. EARNINGS PER SHARE COMPUTATIONS
   -------------------------------

2000
----

Earnings per share - basic is computed using the weighted average number of common shares outstanding of 1,937,981 and 1,937,981 for the three and nine months ended September 30, 2000, respectively, and divided into the net earnings of $358,367 and $1,027,327, for the three and nine months ended September 30, 2000, respectively, resulting in net earnings per share of $.19 and $.53 for the three and nine months ended September 30, 2000, respectively.

Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued pursuant to the Bank's stock option plan using the average price per share for the period. There were no additional shares for the three and nine months ended September 30, 2000, respectively, due to the average price per share being less than the stock option exercise price. Net earnings for the three and nine months ended September 30, 2000 were $358,367 and $1,027,327, respectively, resulting in net earnings per share of $.19 and $.53 for the three and nine months ended September 30, 2000, respectively.

1999
----

Earnings per share - basic is computed using the weighted average number of common shares outstanding of 2,082,968 and 2,097,597 for the three and nine months ended September 30, 1999, respectively. Divided into the net earnings of $323,050 and $929,226 for the three and nine months ended September 30, 1999, respectively, resulting in net earnings per share of $.16 and $.44 for the three and nine months ended September 30, 1999, respectively.

Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued pursuant to the Bancorp's stock option plan using the average price per share for the period. Such additional shares were 6,965 and 7,291 for the three and nine months ended September 30, 2000, respectively. Net earnings for the three and nine months ended September 30, 2000 were $323,050 and $929,226, respectively, resulting in net earnings per share of $.15 and $.44 for the three and nine months ended September 30, 2000, respectively.

4. DIVIDENDS
   ---------

On July 19, 2000 the Bancorp declared a cash dividend on its common stock payable on August 24, 2000 to stockholders of record as of August 9, 2000, equal to $.20 per share or approximately $387,596. Of this amount, the payment of approximately $230,000 (representing the dividend payable on 1,150,000 shares owned by WCF Financial, M.H.C., the Bancorp's mutual holding company) was waived by the mutual holding company, resulting in an actual dividend distribution of $157,596.

5. SFAS No. 133 & 137
   ------------------

"Accounting for Derivative Instruments and Hedging Activities," and SFAS 137, an amendment to SFAS 133, will be effective for the Bancorp beginning January 1, 2001. Management believes the adoption of SFAS 133 and SFAS 137 will not have a material impact on the Bancorp's consolidated financial statements. The Bancorp expects to adopt SFAS 133 and 137 when required.

6. Safe Harbor Statement
   ---------------------

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

                  Webster City Federal Bancorp and Subsidiaries

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


FINANCIAL CONDITION
-------------------

Total assets decreased by $1.2 million, or 1.3%, from December 31, 1999 to September 30, 2000. Cash and cash equivalents decreased $2.4 million or 48.1% and time deposits in other financial institutions decreased by $2.6 million or 100%. Loans receivable increased $5.2 million or 6.6% from December 31, 1999 to September 30, 2000. At September 30, 2000, the Bank had no real estate owned. Investment securities decreased $1.5 million or 6.6%, from December 31, 1999 to September 30, 2000. Prepaid expenses and other assets increased by $164,200 or 669.9% December 31, 1999 to September 30, 2000, which included $153,100 in assets acquired in the purchase of Security Title & Abstract, Inc. on September 18, 2000. During the nine-month period deposits decreased $2.8 million, or 4.1%.

Total stockholders' equity decreased by $762,300 to $21.6 million at September 30, 2000 from $22.3 at December 31, 1999 as earnings of $1,027,327 were more than offset by three quarterly dividends totaling $478,100 and the repurchase of common stock at an aggregate cost of $1,311,500.

CAPITAL
-------

The Bank's total stockholders' equity decreased by $762,300, to $21.6 million at September 30, 2000 from $22.3 million at December 31, 1999. The Office of Thrift Supervision (OTS) requires that the Bank meet certain minimum capital requirements. As of September 30, 2000 the Bank was in compliance with all regulatory capital requirements. The Bank's required, actual and excess capital levels as of September 30, 2000 were as follows:

                        Required    % of     Actual      % of   Excess
                         Amount    Assets    Amount     Assets  Capital
                         ------    ------   ---------   ------  -------
                                     (Dollars in thousands)

Tier 1 (Core) Capital   $3,731      4.0%     $21,285    22.82%  $17,554
Risk-based Capital      $3,605      8.0%     $21,665    48.08%  $18,063

LIQUIDITY
---------

OTS regulations require the Bank to maintain an average daily balance of qualified liquid assets (cash, certain time deposits and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable deposits plus short-term borrowings. At September 30, 2000, the Bank's quarterly average liquidity position was $17.4 million or 25.2% compared to $13.8 million or 19.7% at December 31, 1999.

RESULTS OF OPERATIONS
---------------------

Interest Income. Interest income increased by $100,000 or 6.3% from $1.6 million for the three months ended September 30, 1999 to $1.7 million for the three months ended September 30, 2000. This was the result of an increase in the average yield on interest-earning assets to 7.39% for the three months ended September 30, 2000 from 7.04% for the three months ended September 30, 1999 and an increase in the average balance of interest earning assets of $1.0 million or 1.1% to $91.3 million for the three months ended September 30, 2000 from $90.2 million for the three months ended September 30, 1999. Interest income totaled $5.0 million for the nine months ended September 30, 2000 compared to $4.8 million for the nine months ended September 30, 1999. This was the result of an increase in the average yield on interest-earning assets to 7.31% for the nine months ended September 30, 2000 from 7.05% for the nine months ended September 30, 1999 and an increase in the average balance of interest earning assets of $289,600 or .3% to $91.0 million for the nine months ended September 30, 2000 from $90.8 million for the nine months ended September 30, 1999.

Interest on loans for the three months ended September 30, 2000 increased $192,500 or 17.1% compared to the three months ended September 30, 1999. The increase resulted primarily from an increase in total loans outstanding during the period, and an increase in the yields on loans receivable from 7.63% for the nine months ended September 30, 1999 to 7.84% for the nine months ended September 30, 2000. Interest on loans for the nine months ended September 30, 2000 increased $482,000 or 14.5% compared to the nine months ended September 30, 1999. The increase resulted primarily from an increase in total loans outstanding during the periods, and an increase in the yields on loans receivable from 7.67% for the nine months ended September 30, 1999 to 7.76% for the nine months ended September 30, 2000. The increase in the yield on loans receivable was primarily due to higher market rates and adjustable rate loans repricing at a higher rate based on the lagging index used by the Bank.

Interest on mortgage-backed securities decreased by $33,600 or 24.0% for the three-month period ended September 30, 2000 as compared to the same period ended September 30, 1999. The decline resulted from a decrease of $2.3 million or 26.3% in the average balance of mortgage-backed securities to $6.5 million for the three months ended September 30, 2000 compared to $8.8 million for three months ended September 30, 1999 offset by an increase of 18 basis points in the average yield on mortgage-backed securities to 6.58% for the three months ended September 30, 2000 from 6.40% for the three months ended September 30, 1999. Interest on mortgage-backed securities decreased $92,200 or 20.8% for the nine months ended September 30, 2000 compared to same period ended September 30, 1999. The decline resulted from a decrease of $2.2 million or 24.1% in the average balance of mortgage-backed securities to $6.9 million for the nine months ended September 30, 2000 compared to $9.1 million for nine months ended September 30, 1999 offset by an increase of 27 basis points in the average yield on mortgage-backed securities to 6.74% for the nine months ended September 30, 2000 from 6.47% for the nine months ended September 30, 1999.

Interest on investment securities decreased by $17,100 or 7.2% for the three months ended September 30, 2000 compared to the same period ended September 30, 1999. This was due to a decrease in the average balance of investment securities from $15.9 million for the three months ended September 30, 1999 to $14.9 million for the three months ended September 30, 2000 and a decrease in the average yield of 12 basis points from 6.04%, for the three months ended September 30, 1999 to 5.92%, for the three months ended September 30, 2000. Interest on investment securities decreased by $33,200 or 4.8% for the nine months ended September 30, 2000 as compared to the same period ended September 30, 1999. This was due to a decrease in the average balance of investment securities from $15.7million for the nine months ended September 30, 1999 to $14.9 million for the nine months ended September 30, 2000 offset by an increase in the average yield of 2 basis points from 5.89%, for the nine months ended September 30, 1999 to 5.91%, for the nine months ended September 30, 2000.

Interest Expense. Interest expense increased by $108,100, or 14.5%, from $745,000 for the three months ended September 30, 1999 to $853,000 for the three months ended September 30, 2000. Interest expense increased by $182,100 or 8.1%, from $2.2 million for the nine months ended September 30, 1999 to $2.4 for the nine months ended September 30, 2000. The increase in interest expense was primarily due to an increase in interest expense on the FHLB advance. The interest expense on the advance increased by $58,600 or 398.9% from $14,700 for the three months ended September 30, 1999 to $73,300 for the three months ended September 30, 2000. The interest expense on the advance increased by $128,800 or 295.5% from $43,600 for the nine months ended September 30, 1999 to $172,400 for the nine months ended September 30, 2000. The increase was due to the Bank borrowing an additional $2,000,000 from the FHLB in October of 1999 and an additional $1,000,000 for 30 days during the second quarter of 2000. The average interest rate on the advances increased by 94 basis points from 4.84% for the nine months period ended September 30, 1999 to 5.78% for the same period ended September 30, 2000.

Net Interest Income. Net interest income before provision for losses on loans decreased by $6,100 or .7% from $844,900 for the three months ended September 30, 1999 to $838,900 for the three months ended September 30, 2000. Net interest income increased by $12,300 or .5% for the nine months ended September 30, 2000 compared to the same period ended September 30, 1999. The Bank's interest rate spread for the nine months ended September 30, 2000 increased by 2 basis points to 2.65% from 2.63% for the nine months ended September 30, 1999.

Provision for Losses on Loans. There were no provisions for losses on loans for the three and nine months ended September 30, 2000. The Bank had no non-performing loans as of September 30, 2000. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb probable losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses.

Non-interest Income. Total non-interest income increased by $68,100 or 136.7% for the three-month period ended September 30, 2000 as compared to the same period ended September 30, 1999. Non-interest income increased this quarter by $45,200 from a refund received from the State of Iowa for taxes related to out of state income earned between 1991 and 1994. Non-interest income also increased $122,300 or 93.3% for the nine months ended September 30, 2000 as compared to the same period ended September 30, 1999. The increases were related to an increase in fees and service charges, due to the repricing of service charges.

Non-interest Expense. Non-interest expense increased $27,200 or 7.5% for the three-month period ended September 30, 2000 compared to the same period ended September 30, 1999. Non-interest expense increased $1,000 or .9% for the nine-month period ended September 30, 2000 compared to the same period ended September 30, 1999. Compensation and benefit costs increased $61,700 or 39.8% from $154,900 for the three months ended September 30, 1999 to $216,600 for the three-month period ended September 30, 2000. Compensation and benefit costs decreased by $9,800 to $631,000 for the nine months ended September 30, 2000 from $640,800 for the nine months ended September 30, 1999.

Taxes on Income. Income taxes for the three months ended September 30, 2000, decreased to $210,400 compared to $210,800 for the same period ended September 30 1999. Income taxes for the nine months ended September 30, 2000, increased $35,800 or 6.2% to $612,700 from $576,900 for the nine-month period ended
September 30 1999. The effective income tax rate for the first nine months of 2000 was 37.4% compared to 38.3% for the first nine months of 1999.

Net Earnings. Net earnings totaled $358,400 for the three months ended September 30, 2000 compared to $323,000 for the three months ended September 30, 1999. Net earnings increased $98,100 or 10.6% to $1.0 million for the nine-month period ended September 30, 2000 compared to $929,200 for the same period ended September 30, 1999.

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

          No form 8-K reports were filed during the quarter ended
          September 30, 2000.

                  Webster City Federal Bancorp and Subsidiaries

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                              WEBSTER CITY FEDERAL BANCORP
                              Registrant




Date: November 8, 2000        By:  /s/ Phyllis A. Murphy
                                   --------------------------------------
                                   Phyllis A. Murphy
                                   President and Chief Executive Officer




Date: November 8, 2000        By:  /s/ Stephen L. Mourlam
                                   --------------------------------------------
                                   Stephen L. Mourlam
                                   Exec. Vice President/Chief Financial Officer