Form 10KSB
period 2000-12-31
WEBSTER CITY FEDERAL BANCORP
filed 2001-03-26
CIK 1089830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 2000

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


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

         The Registrant's revenues for year ended December 31, 2000 were $7.1 million.

         As of February 28, 2001, there were issued and outstanding 1,886,251 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price of such stock on the NASDAQ "Small-Cap" System as of February 28, 2001, was $ 10,675,640. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the year ended December 31, 2000 (Parts II and III).

2.   Proxy Statement for the 2001 Annual Meeting of Stockholders (Part III).

                                     PART I

ITEM 1.  BUSINESS
-----------------

General

         The Registrant, Webster City Federal Bancorp (the "Company"), and its subsidiaries, Webster City Federal Savings Bank (the Bank) and Security Title and Abstract, Inc., conduct operations in Webster City, Iowa. Webster City Federal Bancorp is the successor to Webster City Federal Savings Bank, a federal stock savings bank (the "Bank"), which reorganized into the holding company structure effective July 1, 1999 (the "Holding Company Reorganization"). In the Holding Company Reorganization, each outstanding share of the Bank's common stock was converted by operation of law into one share of the Registrant's common stock, and each stockholder of the Bank received the same ownership interest in the Registrant immediately following the Holding Company Reorganization as he or she had in the Bank immediately prior to that transaction. Webster City Federal Savings Bank is a federally chartered savings bank that conducts its operations from a single office in Webster City, Iowa, and is the successor to Webster City Federal Savings and Loan Association, which was chartered originally in 1934, and became a federally chartered savings and loan association that same year. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1934. Security Title and Abstract, Inc. is engaged in the business of providing abstracting and title services for properties located in Hamilton County, Iowa. The Company purchased the abstracting company in September of 2000. At December 31, 2000, the Company had total assets of $95.4 million, total deposits of $65.1 million, and stockholders' equity of $20.9 million.

         The Company is primarily engaged in the business of attracting deposits from the general public in the Company's market area and investing such deposits, together with other sources of funds, in mortgage loans secured by one- to four-family residential real estate for retention in the Company's portfolio. At December 31, 2000, $55.0 million, or 79.7% of the Company's net loan portfolio consisted of one-to four-family residential mortgage loans and $5.3 million, or 7.7%, of the Company's net loan portfolio consisted of multi-family residential and other loans. The Company also originates home equity loans, which totaled $4.7 million, or 6.9% of the Company's net loan portfolio at December 31, 2000. At December 31, 2000, consumer and other loans totaled $5.2 million, or 7.5%, of the Company's net loan portfolio. The Company also invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof, which totaled $6.0 million, or 6.3%, of total assets at December 31, 2000.

         The Company's principal executive office is located at 820 Des Moines Street, Webster City, Iowa, and its telephone number at that address is (515) 832-3071.

Market Area and Competition

         The Company is headquartered in Webster City, Iowa, a community of approximately 8,000 people. The Company is the largest independent financial institution and the leading originator of home mortgage loans headquartered in Hamilton County. Although the Company conducts its operations from a single office, its market area for lending and other financial services consists of Hamilton and surrounding contiguous counties. Although the economy of the Company's market area is heavily influenced by agriculture, it has a fairly diverse industrial base. The major employers in the Company's market are Frigidaire, a home appliance manufacturer, Van Diest Supply Co., a chemical and fertilizer concern, Webster City Custom Meats, a meat processor, Tasler Inc., a pallet/styrofoam packaging manufacturer, Arrow & Acme Corporation, a die-castings manufacturer, Beam Industries, a central vacuum systems manufacturer, and Daily Freeman Journal, a newspaper and printing firm.

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

         Finally, competition is likely to increase as a result of the recent enactment of the Gramm-Leach-Biley Act of 1999, which eases restrictions on entry into the financial services market by insurance companies and securities firms. Moreover, to the extent that these changes permit banks, securities firms and insurance companies to affiliate, the financial services industry could experience further consolidation. This could result in a growing number of larger financial institutions competing in the Company's primary market area that offer a wide variety of financial services than the Company currently offers. Competition for deposits, for the origination of loans and the provision of other financial services may limit the Company's growth and adversely impact its profitability in the future.

Lending Activities

         Loan and Mortgage-Backed Securities Portfolio Composition. The principal components of the Company's loan portfolio are fixed- and adjustable-rate first mortgage loans secured by one- to four-family residential real estate, home equity loans, multi-family residential mortgage loans, and, to a much lesser extent, commercial real estate loans and consumer loans. At December 31, 2000, the Company's net loans receivable totaled $69.1 million, of which $55.1 million, or 79.7%, were one- to four-family residential real estate mortgage loans, $5.3 million, or 7.7%, were multi-family residential and other loans, $4.8 million or 6.9%, were home equity loans and $5.3 million, or 7.6%, were consumer and other loans.

         The Company also invests in mortgage-backed securities consisting of pass-through certificates insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), or the Federal National Mortgage Association ("FNMA"). At December 31, 2000, mortgage-backed securities totaled $6.0 million, or 6.3% of total assets. At December 31, 2000, 52.2% of the Company's mortgage-backed securities were secured by ARM loans, and 47.8% were secured by fixed-rate loans. The Company's policy is to hold mortgage-backed securities to maturity.

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan as of the dates indicated.

                                                                             At December 31,
                                      ----------------------------------------------------------------------------------------------
                                           2000                1999              1998                 1997               1996
                                      Amount  Percent    Amount   Percent   Amount   Percent    Amount    Percent   Amount   Percent
                                      ------  -------    ------   -------   ------   -------    ------    -------   ------   -------
                                                                         (Dollars in Thousands)
Real estate loans:
  One- to four-family residential..  $ 55,114   79.76%  $ 50,420    81.07%  $44,047   77.61%   $ 40,119    73.86%  $ 38,875   71.79%
  Home equity .....................     4,750    6.87      4,142     6.66     4,347    7.66       4,286     7.89      3,717    6.31
 Multi-family residential,
      commercial real
      estate and other.............     5,317    7.69      5,248     8.43     5,961   10.50       6,509    11.98      7,798   14.40
                                     --------  ------    -------   ------   -------   ------   --------    ------  --------  ------
    Total real estate loans........    65,181   94.32%    59,810    96.16%   54,355   95.77%     50,914    93.73%    50,390   86.19%

Consumer and other loans:

  Automobile.......................     2,418    3.50%     1,682     2.71%    1,536    2.71%      1,687     3.11%     1,873    3.46%
  Home improvement.................     1,485    2.15      1,083     1.74       963    1.70       1,074     1.98      1,069    1.98
  Loans on savings deposits........       526     .76        248      .39       417     .73         423      .78        582    1.07
  Other............................       770    1.11        587      .94       752    1.33         707     1.30        753    1.39
                                     --------  ------    -------   ------   -------   ------   --------    ------  --------  ------
    Total consumer and other loans.     5,199    7.52%     3,600     5.78%    3,668    6.47%      3,891     7.17%     4,277    7.90%

Real estate sold on contract.......        66    0.10        100     0.16       128    0.23         190     0.35        269    0.50
                                     --------  ------    -------   ------   -------   ------   --------    ------  --------  ------
    Total loans receivable.........    70,446  101.95     63,510   102.10%   58,151  102.47%     54,995   101.37%    54,936  101.45%

Less:
Undisbursed loan proceeds..........  $    928    1.35%   $   922     1.48%  $   999    1.76%   $   2650      .49%  $    393    0.73%
  Premiums on loans purchased......        (3) (0.01)%        (6)  (0.01)%     (11)  (0.02)%        (17)  (0.03)%       (21) (0.04)%

Unearned discount and net
    deferred loan fees.............        14    0.02         20     0.02%       26    0.05%         40      0.07%       52    0.10%
  Allowance for loan losses........       403    0.59%       382     0.61%      385   0.68%         385      0.71%      359    0.66%
                                     --------  ------    -------   ------   -------   ------   --------    ------  --------  ------
    Total loans receivable, net....  $ 69,104  100.00%   $62,192   100.00%  $56,752   100.00%  $ 54,322    100.00% $ 54,153  100.00%
                                     ========  ======    =======   ======   =======   ======   ========    ======  ========  ======

                                       4

         Loan and Mortgage-Backed Securities Maturity Schedule. The following table sets forth the maturity or period of repricing of the Company's loan and mortgage-backed securities portfolio at December 31, 2000. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due.

                                                                                                     Beyond
                                         Within       1-3         3-5         5-10       10-20         20
                                         1 Year      Years       Years        Years       Years      Years       Total
                                         -------     -------     -------     -------     -------     -------     -------
                                                                          (In Thousands)
Real estate loans:
  One- to four-family residential        $ 6,562     $11,845     $ 8,270     $ 5,586     $ 8,437     $19,062     $59,762
Multi-family residential, commercial
    real estate and other loans            1,305       2,023         296         772         653         296       5,345
Consumer and other loans                     827       2,258         825         382         781         200       5,273
Real estate sold on contract                  --           1           4          61          --          --          66
                                         -------     -------     -------     -------     -------     -------     -------
    Total loans receivable (gross)         8,694      16,127       9,395       6,801       9,871      19,558      70,446
                                         -------     -------     -------     -------     -------     -------     -------


Mortgage-backed securities (gross)         2,609       1,190         162         657       1,013         350       5,981
                                         -------     -------     -------     -------     -------     -------     -------

    Total loans and
      mortgage-backed securities         $11,303     $17,317     $ 9,557     $ 7,458     $10,884     $19,908     $76,427
                                         =======     =======     =======     =======     =======     =======     =======


         Fixed- and Adjustable-Rate Loan and Mortgage-Backed Securities Schedule. The following table sets forth at December 31, 2000, the dollar amount of all fixed rate and adjustable rate loans due, and mortgage-backed securities that mature, after December 31, 2001.

                                                                        Fixed          Adjustable           Total
                                                                     -----------       ----------        -----------
                                                                                     (In Thousands)
Real estate loans:
  One- to four-family residential.............................        $  36,616         $  16,584        $  53,200
  Multi-family residential, commercial
    real estate and other.....................................            1,887             2,153            4,040
Consumer and other loans......................................            4,446                 0            4,446
Real estate sold on contract..................................               66               --                66
                                                                      ---------         --------         ---------
    Total loans receivable (gross)............................        $  43,015         $  18,740        $  61,752
                                                                      =========         =========        =========

Mortgage-backed securities (gross)............................        $   2,739         $    633         $   3,372
                                                                      =========         ========         =========


         One- to Four-Family Residential Real Estate Loans. The Company's primary lending activity currently consists of the origination of fixed rate and adjustable-rate one- to four-family owner-occupied residential mortgage loans collateralized by properties located in the Company's market area. The Company also originates one- to four-family construction loans that convert to permanent loans after the initial construction period which generally does not exceed nine months. The Company is a portfolio lender. In recent years, it has not sold loans in the secondary mortgage market and does not intend to conduct secondary market sales in the foreseeable future. One- to four-family loans are underwritten and originated according to policies approved by the Board of Directors. The Company has purchased one- to four-family mortgage loans collateralized by properties in Texas and Colorado. At December 31, 2000, the Company had an aggregate principal balance of $5.6 million in purchased loans.

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

         The Company also originates adjustable-rate mortgage ("ARM") loans with a maximum term of up to 30 years. The Company's ARM loans have interest rates that adjust every year or every three years based on an interest rate index. The Company's one-year ARM loans have terms of up to 30 years, with interest rates that adjust annually based on changes in the Quarterly National Average Cost of Funds for All SAIF Insured Institutions (the "SII Index"). The maximum annual increase in the interest rate charged on the Company's one-year ARM loans is 100 basis points, and the maximum life of the loan increase in interest rates is 600 basis points. The interest rate on the Company's three-year ARM loans adjusts every three years by up to 200 basis points per adjustment based on the SII Index at the time of adjustment. The maximum life of the loan increase in interest rate on the Company's three-year ARM loans is 600 basis points. In 2000, ARM loan originations decreased as a percentage of total mortgage loan originations, due to a higher demand for longer term fixed rate loans in the generally lower market interest rate environment. For the years ended December 31, 2000 and December 31, 1999, the Company originated $1.5 million and $3.9 million of ARM loans, respectively, which represented 11.9% and 19.1% of total mortgage loan originations, respectively, during such years.

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

         The Company makes one- to four-family real estate loans with loan-to-value ratios of up to 95%; however, for one- to four-family real estate loans with loan-to-value ratios of between 80% and 95%, the Company requires the first 25% of the loan amount to be covered by private mortgage insurance. The Company requires fire and casualty insurance, as well as a certificate of title, on all properties securing real estate loans made by the Company.

         Low and Moderate Income Loans. The Company participates in low- to moderate-income home loan programs to qualifying borrowers. One loan program, which is offered through the Company, enables borrowers to purchase a home with a minimum 5% downpayment and a 95% loan-to-value ratio. Loans are offered on a fixed-rate basis with terms of up to 30 years.

         Multi-Family Residential, Commercial Real Estate and Other Real Estate Loans. At December 31, 2000, the Company had a total of 45 loans secured by multi-family and commercial real estate properties. The Company's multi-family real estate loans are secured by multi-family residences, such as rental properties, and commercial real estate loans are secured by other income producing properties such as nursing homes and office buildings. The Company also originates multi-family construction loans that convert to permanent loans after the initial construction period which generally does not exceed nine months. At December 31, 2000, the Company's multi-family and commercial real estate loans had an average principal balance of $118,800 and the largest multi-family or commercial real estate loan had a principal balance of $459,800. Multi-family and commercial real estate loans currently are offered with adjustable interest rates, although in the past the Company has originated fixed-rate multi-family and commercial real estate loans.

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

         The Company's originations of multi-family and commercial real estate loans have been limited in recent years because of limited local demand. However, as noted previously, the Company has in the past purchased out-of-market loans, both one-to four-family and multi-family real estate, and the aggregate principal balance of such loans at December 31, 2000 was $5.6 million.

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

         Home Equity and Home Improvement Loans. The Company also originates home equity and home improvement loans. As of December 31, 2000, home equity and home improvement loans totaled $6.2 million, or 9.0%, of the Company's total loan portfolio. The Company's home equity and home improvement loans have fixed interest rates and are generally for terms of 5 to 10 years, with a maximum of 15 years. The Company's home equity and home improvement loans are closed-end loans for specific dollar amounts. They are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90% or less.

         Other Consumer Loans. To a much lesser extent, the Company also originates loans secured by savings deposits, generally with fixed rates, as well as automobile loans and student loans. Automobile loans are made on both new and used cars, and are offered for terms of up to 72 months. The Company's automobile loans have fixed interest rates and have loan-to-value ratios of up to 85%. Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles.

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

         If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. A certificate of title, based on a title search of the property, is generally required on all loans secured by real property. At December 31, 2000, the Company had outstanding loan commitments of $198,700. This amount does not include $928,200 of the unfunded portion of loans in process.

Origination, Purchase and Sale of Loans. The table below shows the Company's originations, purchases and sales of loans for the years indicated.

                                                            Year Ended December 31
                                                            ----------------------
                                                       2000          1999           1998
                                                     --------      --------      --------
                                                               (In Thousands)
Total loans receivable at beginning of year          $ 62,192      $ 56,752      $ 54,322
  Loans purchased:
  Real estate:
    Total loans purchased                                 450            --            --
                                                     --------      --------      --------
Loans originated:
  Real estate                                          12,440        20,576        14,211
  Consumer                                              5,617         2,857         4,578
                                                     --------      --------      --------
     Total loans originated                            18,507        23,433        18,789
                                                     --------      --------      --------
Loans transferred to REO                                                              (74)
Loan repayments                                       (11,607)      (18,007)      (16,299)
Other loan activity (net)                                  12            14            14
                                                     --------      --------      --------
      Total loans receivable at end of year, net     $ 69,104      $ 62,192      $ 56,752
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

Mortgage-Backed Securities

         A significant part of the Company's business involves investments in mortgage-backed securities. At December 31, 2000, all of the Company's mortgage-backed securities were insured or guaranteed by a United States Government agency or sponsored corporation. All of the Company's mortgage-backed securities portfolio consists of pass-through certificates. The Company invests in mortgage-backed securities to supplement local loan originations as well as to reduce interest rate risk exposure.

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

         Set forth below is information relating to the Company's purchases, sales and repayments of mortgage-backed securities for the years indicated.

                                                 Year Ended December 31,
                                           ------------------------------------
                                              2000         1999          1998
                                           --------      --------      --------
                                                      (In Thousands)
Mortgage-backed securities
  at beginning of year:                    $  7,805      $  9,987      $ 14,923
      Purchases                                  --         1,070            --

     Repayments                              (1,766)       (3,226)       (4,906)
     Discount (premium) amortization            (14)          (26)          (30)
                                           --------      --------      --------
 Mortgage-backed securities
  at end of year, net                      $  6,025      $  7,805      $  9,987
                                           ========      ========      ========


         The  following   table  sets  forth   selected  data  relating  to  the
composition of the Company's mortgage-backed securities for the years indicated.


                                                   At December 31,
                                -------------------------------------------------------
                                        2000            1999                    1998
                                --------------     ---------------    ------------------
                                 $         %        $         %         $          %
                                               (Dollars in Thousands)
Mortgage-backed securities:
  Adjustable                    $3,146     52.2%   $4,696     60.2%   $5,294        53.0%
  Fixed                          2,879     47.8     3,109     39.8     4,693        47.0
                                ------    -----    ------    -----    ------       -----
    Total mortgage-backed
      securities, net           $6,025    100.0%   $7,805    100.0    $9,987       100.0%
                                ======    =====    ======    =====    ======       =====


         At December 31, 2000, mortgage-backed securities totaled $6.0 million, or 6.3%, of total assets. ARM loans collateralized 52.2% of the Company's mortgage-backed securities portfolio, and fixed-rate loans collateralized 47.8% of the Company's mortgage-backed securities portfolio. All of the Company's mortgage-backed securities are insured or guaranteed by the FHLMC, the GNMA, or the FNMA. At December 31, 2000, all the Company's mortgage-backed securities were classified as "held to maturity." At December 31, 2000, the Company's mortgage-backed securities portfolio had a fair value of $6.0 million.

         Effective February 1992, the OTS adopted Thrift Bulletin 52 ("TB 52"). Among other things, TB 52 sets forth certain guidelines with respect to depository institutions' investment in certain "high risk mortgage securities." "High-risk mortgage securities" are defined as any mortgage derivative product that at the time of purchase, or at any subsequent date, meets any of three tests that are set forth in TB 52. High-risk mortgage securities may be purchased only in limited circumstances, and if held in a portfolio, must be reported as trading assets at market value, or as available-for-sale assets at the lower of cost or market value. In certain circumstances, OTS examiners may seek the orderly divestiture of high-risk mortgage securities. As of December 31, 2000, the Company did not hold any "high-risk mortgage securities" in its portfolio.

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

         When REO is acquired or otherwise deemed REO, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated fair value, less estimated selling expenses. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations. At December 31, 2000, the Company had no REO.

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

                                                                        At December  31,
                                                   ------------------------------------------------------
                                                     2000         1999       1998        1997        1996
                                                   -------       -----       ----       ------       ----
                                                                     (Dollars in Thousands)
Delinquent loans:
  One- to four-family residential real estate      $   195       $  --       $ --       $   --       $ 22
  All other real estate                                 --          --         --           --         --
  Consumer loans, other                                 --           6         15           --          4
                                                   -------       -----       ----       ------       ----
    Total delinquent loans                             195           6         15           --         26
Total real estate owned (1)                             --          --         22           59        101
                                                   -------       -----       ----       ------       ----

      Total non-performing assets                  $   195      $    6       $ 37      $    59       $127
                                                   =======       =====       ====       ======       ====

Total loans delinquent 90 days or more
  to net loans receivable                             0.29%       0.01%   0.03%           0.00%   0.05%
Total loans delinquent 90 days or more
  to total assets                                     0.20%       0.01%   0.02%           0.00%   0.03%
Total non-performing loans and REO
  to total assets                                     0.20%       0.01%   0.04%           0.06%   0.14%

------------------------------------
(1) Represents the net book value of property acquired by the Company through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair value, less estimated selling costs, or the principal balance of the related loan.

         The following table sets forth information with respect to loans delinquent 30-89 days in the Company's portfolio for the years indicated.

                                                                               At December  31,
                                                           -------------------------------------------------------
                                                            2000        1999        1998        1997         1996
                                                           ------      ------      ------      ------       ------
                                                                               (In Thousands)
Loans past due 30-89 days:
  One- to four-family residential....................     $  588      $  445       $   521     $   632      $  613
  All other mortgages................................         --          --            --          20          62
 Consumer, other...................................          208          60            94          63          74
                                                          ------      ------       -------     -------      ------
    Total past due 30-89 days........................     $  796      $  505       $   615     $   715      $  749
                                                          ======      ======       =======     =======      ======


         The following table sets forth information with respect to the Company's delinquent loans and other problem assets at December 31, 2000.

                                                                 At December 31, 2000
                                                                -----------------------
                                                                Balance          Number
                                                                -------          ------
                                                                (Dollars in Thousands)
Residential real estate:
  Loans 30 to 89 days delinquent                                  $588              21
  Loans 90 days or more delinquent                                 195               5
All other real estate loans:
  Loans 30 to 89 days delinquent                                    __              __
  Loans 90 days or more delinquent                                  --              --
Commercial non-real estate (30 days or more delinquent)             --              --
Consumer loans (30 days or more delinquent)                        208              43
Foreclosed real estate and repossessions                            --              --
Other non-performing assets                                         --              --
Restructured loans within the meaning of Statement of
  Financial Accounting Standards No. 15 (not included
  in other nonperforming categories above)                          --              --
Loans to facilitate sale of real estate owned                       66               5


         Classification of Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. At December 31, 2000, the Company had no special mention loans, $646,900 substandard assets and no doubtful assets.

         The following table sets forth the aggregate amount of the Company's classified assets for the years indicated.

                                                    Year Ended December 31,
                                                  ------------------------------
                                                  2000        1999         1998
                                                  ----         ----         ----
                                                         (In Thousands)
Substandard assets                                $647         $564         $437
Doubtful assets                                     --            3           --
Loss assets                                         --           --            2
                                                  ----         ----         ----
     Total classified assets                      $647         $567         $439
                                                  ====         ====         ====


         Allowance  for Loan  Losses.  Management's  policy  is to  provide  for estimated losses on the Company's loan portfolio based on management's evaluation of the estimated losses that may be incurred. The Company regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral. During the years ended December 31, 2000, 1999 and 1998, the Company added $ 0, $ 0, and $0, respectively, to the provision for loan losses. The Company's allowance for loan losses totaled $403,000, $382,000, and $385,000 at December 31, 2000, 1999, and 1998, respectively.

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

         Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the years indicated.

                                                                  Year  Ended  December 31,
                                               ---------------------------------------------------------------
                                                2000          1999          1998          1997          1996
                                               -------       -------      -------       -------       -------
                                                                    (Dollars in Thousands)
Net loans outstanding                          $69,104       $62,192      $56,572       $54,322       $54,153
Average net loans outstanding                   66,222        58,312       55,704        54,058        53,536
                                               =======       =======      =======       =======       =======

Allowance balances (at beginning of year)          382           385          385           359           446
Provision for losses                                 0             0            0                      40 125
Charge-offs                                          2             9            1            15           228
Recoveries                                          23             6            1             1            16
                                               -------       -------      -------       -------       -------

Allowance balance (at end of year)             $   403       $   382      $   385       $   385       $   359
                                               =======       =======      =======       =======       =======

Allowance for loan losses as a percent
of net loans receivable at end of year            0.59%       0. 61%         0.68%         0.71%         0.67%
Net loans charged off as a percent
  of average net loans outstanding                0.01%       0. 01%         0.00%         0.03%         0.43%
Ratio of allowance for loan losses
  to total nonperforming loans
  at end of year                                   N/M           N/M          N/M           N/M           N/M
Ratio of allowance for loan losses
  to total nonperforming loans and REO
  at end of year                                   N/M           N/M          N/M        652.54%       281.81%


Investment Activities

         The Company's investment portfolio comprises investment securities, FHLB stock, and interest-earning deposits in other institutions. The Company has no investments in corporate or unrated securities. At December 31, 2000, no investment securities were scheduled to mature in one year or less, $10.5 million, or 88.2%, were scheduled to mature in from one to five years, and $1.4 million or 11.8% were scheduled to mature in over five years.

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

         Investment Portfolio. The following table sets forth the carrying value of the Company's investment portfolio for the years indicated.

                                                             Year Ended December 31,
                                                         ---------------------------------
                                                          2000          1999         1998
                                                         -------      -------      -------
                                                                  (In Thousands)
Investment portfolio:
  U.S. Government and agency obligations                 $11,886      $14,916      $ 9,899
  Interest-earning deposits in other institutions .        5,816        6,824       15,171
  FHLB stock                                                 613          613          613
                                                         -------      -------      -------
    Total investments                                    $18,315      $22,353      $25,683
                                                         =======      =======      =======

                                       13

         Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Company's investment portfolio at December 31, 2000

                                                                  At December 31, 2000
                             ------------------------------------------------------------------------------------------------------
                               One Year or Less      One to Five Years    Five to Ten Years  More than Ten Years           Total
                             --------------------- --------------------- ------------------- ------------------- ------------------
                                        Annualized            Annualized          Annualized         Annualized          Annualized
                                         Weighted              Weighted            Weighted            Weighted            Weighted
                             Carrying    Average   Carrying    Average   Carrying   Average  Carrying  Average   Carrying   Average
                               Value      Yield      Value      Yield      Value      Yield     Value   Yield      Value     Yield
                                                                  (Dollars in Thousands)
Investment portfolio:
   Investment securities,
    U.S. Government          $    --        --%     $10,475      5.84%   $ 1,411      6.12%   $    --    --%      $11,886      5.88%
 FHLB stock                      613      7.14           --        --         --        --         --    --           613      7.14
  Interest-earning deposits
    in other institutions      5,816      5.55           --        --         --        --         --    --         5,816      5.55
                             -------                -------              -------              -------             -------
      Total                  $ 6,429      5.71%     $10,475      5.84%   $ 1,411      6.12%   $    --    --%      $18,315      5.82%
                             =======                =======              =======              =======             =======


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

         Deposits. Consumer and commercial deposits are attracted principally from within the Company's market area through the offering of a broad selection of deposit instruments including NOW accounts, passbook savings, money market deposit, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest, which the Company must pay, is not established by regulatory authority. The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Company has sought to decrease the risk associated with changes in interest rates by offering competitive rates on deposit accounts and by pricing certificates of deposit to provide customers with incentives to choose certificates of deposit with longer terms. Due to the current interest rate environment, however, terms of over 36 months are not attractive to customers. The Company does not obtain funds through brokers through a solicitation of funds outside its market area. The Company also obtains funds from local governmental sources and held approximately $800,000 in such funds at December 31, 2000.

         Deposit Portfolio. Savings in the Company as of December 31, 2000, were represented by the various types of deposit programs described below.



  Weighted                                                                                             Percentage
   Average                                                                                              of Total
Interest Rate        Minimum Term        Checking and Savings Deposits       Amount       Balances      Deposits
-------------        ------------        -----------------------------       ------       --------      --------
                                                                                       (In Thousands)
   0.00%                 None             Noninterest-bearing checking     $     --       $    760          1.17%
   1.75                  None             NOW accounts                           --          7,979         12.25
   2.51                  None             Passbook                               --          4,319          6.63
   3.29                  None             Money market accounts               1,000          6,023          9.25

                                          Certificates of Deposit
                                          -----------------------

   4.10%                3 months          Fixed term, fixed rate           $  1,000       $    265           .41%
   4.55                 6 months          Fixed term, fixed rate              1,000          1,539          2.36
   5.24                 9 months          Fixed term, fixed rate              1,000          5,818          8.93
   4.42                12 months          Fixed term, fixed rate              1,000          4,459          6.84
   5.80                15 months          Fixed term, fixed rate              1,000         10,267         15.76
   4.38                18 months          Fixed term, fixed rate              1,000          1,563          2.40
   4.78                24 months          Fixed term, fixed rate              1,000         13,248         20.33
   5.27                30 months          Fixed term, fixed rate              1,000          1,331          2.04
   5.18                36 months          Fixed term, fixed rate              1,000          2,117          3.25
   5.17                48 months          Fixed term, fixed rate              1,000            594           .91
   5.99             Over 48 months        Fixed term, fixed rate              1,000          4,864          7.47
                                                                                          -----------     ---------

                                                                                         $  65,146        100.00%

         The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Company between the dates indicated.

                                                                        At December 31,
                             ----------------------------------------------------------------------------------------------------
                                            2000                              1999                             1998
                            ---------------------------------  --------------------------------   -------------------------------
                            Balance     Percent(1)  Change(2)  Balance     Percent(1)  Change(2)  Balance    Percent(1)  Change(2)
                                                                          (In Thousands)
Noninterest-bearing
  demand                     $   760        1.32%   $  (138)       898        1.32%   $   586    $   312        0.45%    $  (392)
NOW accounts                   7,979       10.02      1,171      6,808       10.02        (61)     6,869       10.00         622
Passbooks                      4,319        6.96       (411)     4,730        6.96        240      4,490        6.54         223
Money market accounts          6,023        8.89        (13)     6,036        8.89        140      5,896        8.58         466
Time deposits that mature:
  within 12 months            26,865       51.41     (8,052)    34,917       51.41      3,562     31,355       45.64      (2,277)
  within 12-36 months         17,486       20.01      3,899     13,587       20.01     (4,348)    17,935       26.10         121
  beyond 36 months             1,714        1.39        772        942        1.39       (905)     1,847        2.69      (1,586)
                             -------      ------    -------    -------      ------    -------    -------      ------     -------
     Total                   $65,146      100.00%   $(2,772)   $67,918      100.00%   $  (786)   $68,704      100.00%    $(2,823)
                             =======      ======    =======    =======      ======    =======    =======      ======     =======

                                            At December 31,
                            ------------------------------------------
                                         1997                    1996
                            ---------------------------------  -------
                            Balance    Percent(1)   Change(2)  Balance
                            -------    ----------   ---------  -------
Noninterest-bearing
  demand                    $   704        0.98%   $    20    $   684
NOW accounts                  6,247        8.73        915      5,332
Passbooks                     4,267        5.97       (310)     4,577
Money market accounts         5,430        7.59       (109)     5,539
Time deposits that mature:
  within 12 months           33,632       47.02       (838)    34,470
  within 12-36 months        17,814       24.91     (1,319)    19,133
  beyond 36 months            3,433        4.80      2,216      1,217
                            -------      ------    -------    -------
     Total                  $71,527      100.00%   $   575    $70,952
                            =======      ======    =======    =======

------------------------------
(1)  Represents percentage of total deposits.
(2)  Represents increase (decrease) in balance from end of prior year.

         Time Deposit Rates. The following table sets forth the time deposits in the Company classified by rates as of the dates indicated:

                                                                            Years Ended December 31,
                                                              ----------------------------------------------------
                                                                2000                  1999                  1998
                                                              ---------             --------             ---------
                                                                                 (In Thousands)
Rate
----
4.00-5.99%.........................................           $  25,660             $ 44,999             $  45,105
6.00-7.99%.........................................              20,405                4,446                 6,032
                                                              ---------             --------             ---------
                                                                 46,065             $ 49,445             $  51,137


         Time Deposit Maturities. The following table sets forth the amount and maturities of time deposits at December 31, 2000.

                                                   Amount Due
                  -------------------------------------------------------------------------
                  Less Than      1-2        2-3        3-4      4-5      After 5
                  One Year     Years      Years      Years    Years      Years       Total
                  --------     -----      -----      -----    -----      -----       -----
                                                (In Thousands)
Rate
----
5.99% or less     $17,120     $ 4,017     $2,809     $816     $898     $    --     $25,660
6.00-7.99%          9,745      10,618         42       --       --          --      20,405
                  -------     -------     ------     ----     ----     -------     -------

                  $26,865     $14,635     $2,851     $816     $898     $    --     $46,065
                  =======     =======     ======     ====     ====     =======     =======


         Large Certificates of Deposit Maturities. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2000. This amount does not include checking and savings deposits of greater than $100,000, which totaled approximately $3.4 million at December 31, 2000.

                                                               Certificates
         Maturity Period                                        of Deposit
                                                              (In Thousands)

         Three months or less.........................           $ 1,112
         Three through six months.....................             1,046
         Six through twelve months....................             1,072
         Over twelve months...........................             2,571
                                                                 -------
              Total...................................           $ 5,801
                                                                 =======



         Change in Deposits. The following table sets forth changes in total deposits of the Company for the periods indicated:

                                                 Year Ended December 31,
                                         ---------------------------------------
                                             2000          1999            1998
                                          ---------      ---------      ---------
                                                      (In Thousands)
Deposits                                  $ 143,551      $117,534$        115,309
Withdrawals                                 148,031        119,630        119,228
                                          ---------      ---------      ---------
Net decrease before interest credited        (4,480)        (2,096)        (3,919)
Interest credited                             1,249          1,310          1,096
                                          ---------      ---------      ---------

  Net (decrease) increase in deposits     $  (3,231)     $    (786)     $   2,823
                                          =========      =========      =========

                                       17
Borrowings

         Deposits are the Company's primary source of funds. The Company may also obtain funds from the FHLB. FHLB advances are collateralized by selected assets of the Company. Advances from the FHLB are secured by the Company's stock in the FHLB and a portion of the Company's first mortgage loans and investment securities. Historically, the Company has rarely used borrowed funds, but at December 31, 2000, the Company had $8.2 million in borrowed funds.

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

The following table sets forth certain information regarding borrowings by the Company at the dates indicated`

                                                         Year Ended December 31,
                                                         --------------------------
                 .
                                                        2000       1999       1998
                                                        ----       ----       ----
Weighted average rate paid on FHLB advance              5.76%      5.26%      4.79%
Rate paid on ESOP Borrowings                            0.00%      6.75%      6.75%




                                              During the Year Ended December 31,
                                              ----------------------------------
                                                2000         1999         1998
                                               ------       ------       ------
                                                   (Dollars in Thousands)
Maximum amount of FHLB Advance
   outstanding at any month                    $8,200       $3,200       $1,200

Approximate average FHLB advance
  outstanding                                   4,908        1,533        1,200

Approximate weighted average rate
  paid on FHLB advance                           5.76%        5.26%        4.79%

Approximate average ESOP borrowing
  outstanding                                       0           75          201

Approximate weighted average rate
 Paid on ESOP borrowing                          0.00%        6.75%        6.75%

Employees

            As of December 31, 2000, the Company had 21 full-time and 4 part-time employees, none of whom is represented by a collective bargaining unit. The Company considers its relationship with its employees to be good.



                           REGULATION AND SUPERVISION

         As a federally chartered SAIF-insured savings association, the Bank is subject to examination, supervision and extensive regulation by the OTS and the FDIC. The Bank is a member of the Federal Home Loan Bank ("FHLB") system. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Bank also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The OTS examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that they may find in the Bank's operations. The FDIC also examines the Bank in its role as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents. Any changes in such regulation, whether by the FDIC, OTS or Congress, could have a material adverse impact on the Company and the Bank and their operations.

         The description of statutory provisions and regulations applicable to savings associations set forth herein does not purport to be a complete description of such statutes and regulations and their effect on the Bank.


Federal Regulation of Savings Institutions

         Impact of the Gramm-Leach-Bliley Act The Gramm-Leach-Bliley Act (the "GLB Act"), establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. The GLB Act restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as the Company, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the GLB Act. The GLB Act also prohibits non-financial companies from acquiring grandfathered unitary savings and loan association holding companies.

         The Company does not believe that the GLB Act will have a material adverse affect upon its operations in the near term. However, to the extent the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets the Company currently serves.

         Business Activities. The activities of savings institutions are governed by federal law. The federal banking statutes (1) restrict the solicitation of brokered deposits by savings institutions that are troubled or not well-capitalized, (2) prohibit the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (3) restrict the aggregate amount of loans secured by non-residential real estate property to 400% of capital, (4) permit savings and loan holding companies to acquire up to 5% of the voting shares of non-subsidiary savings institutions or savings and loan holding companies without prior approval, and (5) permit bank holding companies to acquire healthy savings institutions.

         Loans to One Borrower. Under federal law, savings institutions are generally subject to the national bank limits on loans to one borrower or a related group of borrowers. Generally, this limit is 15% of the Bank's unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Bank's maximum loans-to-one-borrower limit was $1.5 million at December 31, 2000. As of December 31, 2000, the Bank was in compliance with its loans-to-one-borrower limitations.

         Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly average basis in 9 out of every 12 months. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2000, the Bank maintained 90.8% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         Capital Distributions. OTS regulations govern capital distributions by federal savings banks, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings bank. A savings bank must file an application for OTS approval of a capital distribution if either
(1) the total capital distributions for the applicable calendar year exceed the sum of the savings bank's net income for that year to date plus the bank's retained net income for the preceding two years, (2) the savings bank would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statue, regulation, agreement or OTS-imposed condition, or (4) the savings bank is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings bank which are a subsidiary of a holding company, as well as certain other savings bank, must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution. The Bank has declared and paid dividends of $638,000 during the year ended December 31, 2000.

         Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus borrowings payable in one year or less. This liquidity requirement is currently 4%. The Bank's average liquidity ratio for December 2000 was 24.9%, which exceeded the then applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's consolidated total assets, as reported in the institution's latest quarterly thrift financial report. Based on assets at December 31, 2000, the Bank was required to pay a semi-annual assessment of approximately $14,800.

         Community Reinvestment Act and Fair Lending Laws. Federal savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low-and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. The Bank received a satisfactory Community Reinvestment Act rating under the current Community Reinvestment Act regulations in its most recent federal examination by the Office of Thrift Supervision.

           Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA").
Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

         The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain approval procedures to be followed. At December 31, 2000, the Bank was in compliance with the regulations.

         Enforcement. OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservator ship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. The FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

         Standards for Safety and Soundness. The federal banking agencies recently adopted final regulations that set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. The regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

         Capital   Requirements.   The  Office  of  Thrift  Supervision  capital
regulations require federal savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio; a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system); and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest CAMELS rating), and together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. Institutions must generally deduct from investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

          The risk-based capital standards for federal savings banks require the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8% respectively. In determining the amount of risk-weighted assets, including certain off-balance sheet assets, are multiplied by a risk-weighted factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (tier 1) capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less in tangible assets other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital may not exceed 100% of core capital.

         The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2000 the Bank met each of its capital requirements.

         The following table sets forth the Bank's actual and required capital amounts and ratios as of December 31, 2000.

                                                                            For capital             To be well capitalized
                                                                             adequacy               under prompt corrective
                                              Actual                         purposes                 action provisions
                                       -----------------------      -------------------------     -------------------------
                                         Amount        Percent         Amount         Percent        Amount        Percent
                                         ------        -------         ------         -------        ------        -------
Tangible capital                      $ 20,940,000       21.9%      $ 1,432,000         1.5%      $          -          -%
Tier I (core) capital                   20,940,000       21.9         3,817,000         4.0          4,722,000        5.0
Risk based capital                      21,208,000       45.9         3,697,000         8.0          4,622,000       10.0
Tier I risk-based capital               20,940,000       45.3                 -           -          2,773,000        6.0

Federal Home Loan Bank System

         The Bank is a member of the Federal Home Loan Bank ("FHLB") of Des Moines, which is one of the 12 regional FHLBs. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Des Moines in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20th (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 2000 the Bank had $613,200 in FHLB stock, which was in compliance with this requirement. In past years the Bank has received dividends on its FHLB stock. Over the past five years such dividends have averaged 6.77%, and were 6.92% and 7.08% for the year ended and at December 31, 2000, respectively. Certain provisions of FIRREA require all 12 Federal Home Loan Banks to provide financial assistance for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions could cause rates on the FHLB advances to increase and could affect adversely the level of FHLB dividends paid and the value of FHLB stock in the future.

Prompt Corrective Regulatory Action

         Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has the total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." The banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

Holding Company Regulation

         General. WCF Financial, M.H.C. which owns the majority of the Company's common stock outstanding (the "Holding Company") and the Company are non-diversified mutual savings and loan holding companies. As such, the Holding Company and the Company are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Holding Company and the Company and their non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

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

         Federal law prohibits a savings and loan holding company including the Holding Company and the Company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by federal law; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

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

         Restrictions Applicable to Mutual Holding Companies. Pursuant to federal law and OTS regulations and policy, a mutual holding company such as the Holding Company, and a mid-tier holding company, such as the Company may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company; one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company;
(vii) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or
(B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any non-conforming activities and divest of any non-conforming investments.

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

         Conversion of the Mutual Holding Company to Stock Form. OTS regulations permit the Holding Company to convert from the mutual to the stock form of ownership (a "Conversion Transaction"). There can be no assurance when, if ever, a Conversion Transaction will occur. In a Conversion Transaction a new holding company would be formed as the successor to the Company (the "New Holding Company"), the Holding Company's corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of Common Stock held by the Company's public stockholders ("Minority Shareholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that after the Conversion Transaction, subject to any adjustment to reflect the receipt of cash in lieu of fractional shares, the percentage of the to-be outstanding shares of the New Holding Company issued to Minority Stockholders in exchange for their Common Stock would be equal to the percentage of the outstanding shares of Common Stock held by Minority Stockholders immediately prior to the Conversion Transaction.

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

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC. The Company anticipates that its ongoing annual SAIF premiums will be approximately $12,900.

Federal Securities Law

         Shares of the Company's  common stock are registered with the SEC under
Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is also subject to the proxy rules, tender offer rules, insider trading restrictions, annual and periodic reporting, and other requirements of the Exchange Act.

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

         As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations will be able to convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1998 tax bad debt reserve accumulations. Any post-1987 reserves will be subject to recapture, regardless of whether or not a particular thrift intends to convert its charter, be acquired, or diversify its activities. The recapture tax on post-1987 reserves is assessed in equal installments over the six year period beginning in 1996. However, if a thrift meets a minimum level of mortgage lending test (i.e., if the thrift's level of mortgage lending activity (re-financing and home equity loans do not count) is equal to or exceeds its average mortgage lending activity for the six years preceding 1996, adjusted for inflation), then the thrift may suspend its tax bad debt recapture for the 1996 and 1997 tax years. At June 30 2000, the Bank had a balance of approximately $800,000 of bad debt reserves in retained income that would be recaptured under this legislation.

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

Iowa Taxation

         The Company files an Iowa corporate tax return, the Bank files an Iowa franchise tax return, and the Bank's subsidiary files an Iowa corporation tax return on a calendar year basis. The Holding Company files an Iowa corporate tax return on a calendar year basis.

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

ITEM 2. PROPERTIES
        ----------

         (a) The Company conducts its business through two facilities located in Webster City, Hamilton County, Iowa. Webster City Federal Savings Bank is located at 820 Des Moines Street. Security Title and Abstract, Inc, is located at 730 Second Street. At December 31, 2000, the net book value of the Company's property and equipment was $494,800.

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

         (c) Description of Real Estate and Operating Data. Not Applicable; the book value of each of the Company's properties is less than 10% of the Company's total consolidated assets at December 31, 2000.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

         The Company is periodically involved in claims and lawsuits that are incident to the Company's business. As of December 31, 2000, the Company was not involved in any material claim or lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

         No matters were submitted during the fourth quarter of the year ended December 31, 2000 to a vote of security holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         ------------------------------------------------
                  STOCKHOLDER MATTERS
                  -------------------

         For information concerning the market for the Company's common stock, the section captioned "Stockholder Information--Stock Listing" and "--Price Range of Common Stock and Dividends Paid" of the Company's Annual Report to Stockholders for the Year Ended December 31, 2000 (the "Annual Report to Stockholders") is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

         Pages 13-37 of the Company's 2000 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
                  ACCOUNTING AND FINANCIAL DISCLOSURE
                  -----------------------------------

         There were no changes in or disagreements with accountants in the Company's accounting and financial disclosure during 2000.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
         -----------------------------------------------

         Information concerning Directors of the Company and concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company's definitive Proxy Statement dated March 15, 2001 (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors.

               The following table sets forth information as of December 31, 2000, with respect to the executive officers of the Company.

Name                   Age                Occupation
----                   ---                ----------

Phyllis A. Murphy      50                President and Chief Executive Officer

Stephen L. Mourlam     48                Executive Vice President and
                                         Chief Financial Officer

Kyle R. Swon           39                Senior Vice President


ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

         Information concerning executive compensation is incorporated herein by reference from the Company's Proxy Statement, specifically the sections captioned "Proposal I--Election of Directors--Executive Compensation," "--Directors' Compensation," and "--Benefits."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------
                  AND MANAGEMENT
                  --------------

         Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned "Voting Securities and Principal Holders Thereof."

ITEM 12. CERTAIN TRANSACTIONS
         --------------------

         Information concerning relationships and transactions is incorporated herein by reference from page 9 of the Company's Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)      Exhibits
                  --------

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

                  4 Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4 of the Company's Form 8-KSB, as filed on July 1, 1999.

                  10.1.A Severance Agreement, as amended between the Company, the Bank and Phyllis A. Murphy, President and Chief Executive Officer.

                  10.1.B Severance Agreement, as amended between the Company, the Bank and Stephen L. Mourlam, Executive Vice President.

                  101.C Severance Agreement, as amended between the Company, the Bank and Kyle R. Swon, Senior Vice President.

                  13       2000 Annual Report to Stockholders

                  21       Subsidiaries of the Registrant


(b)      Reports on Form 8-K:
         -------------------

                  The Registrant filed no Current Report on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WEBSTER CITY FEDERAL BANCORP


Date:  March 21, 2001                By:  /s/Phyllis A. Murphy
                                          --------------------
                                          Phyllis A. Murphy
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/Phyllis A. Murphy                                By: /s/Stephen L. Mourlam
     --------------------                                    ----------------------
     Phyllis A. Murphy, President, Chief                     Stephen L. Mourlam, Executive Vice President
     Executive Officer and Director                          (Principal Financial and Accounting Officer)
     (Principal Executive Officer)

     Date:  March 21, 2001                                   Date: March 21, 2001



By:  /s/Ellis S. Swon                                    By: /s/Donald I. Newman
     ----------------                                        -------------------
     Ellis S. Swon, Chairman of the Board                    Donald I. Newman, Director

     Date:  March 21, 2001                                   Date: March 21, 2001


By:  /s/Dennis J. Tasler                                 By: /s/Dr. Carroll E. Haynes
     -------------------                                     ------------------------
     Dennis J. Tasler, Director                              Dr. Carroll E. Haynes, Director

     Date:  March 21, 2001                                   Date: March 21, 2001


By:  /s/Dr. Leo Moriarty
     -------------------
     Dr. Leo Moriarty, Director

     Date: March 21, 2001

                                       29