Form 10QSB
period 2001-03-31
WEBSTER CITY FEDERAL BANCORP
filed 2001-05-08
CIK 1089830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                                   FORM 10-QSB

  (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001.

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from  __________  to  __________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

     Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

1,877,751 shares of common stock were outstanding at April 30, 2001.
                                                     ---------------

                  Webster City Federal Bancorp and Subsidiaries

                                      Index



                                                                       Page
                                                                       ----

Part I. Financial Information


         Item 1. Financial Statements

                  Consolidated Balance Sheets
                  at March 31, 2001 and December 31, 2000               1

                  Consolidated Statements of Operations
                  for the three months ended March 31, 2001
                  and 2000                                              2

                  Consolidated Statements of Cash Flows
                  for the three months ended March 31, 2001
                  and 2000                                              3

                  Notes to Consolidated Financial Statements            4

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        6


Part II. Other Information

                  Other Information                                     8

              Webster City Federal Savings Bancorp and Subsidiaries

                           Consolidated Balance Sheets


                                                                        March 31,            December 31,
                                                                          2001                   2000
                                                                    ----------------      -----------------
Assets                                                                (Unaudited)
------
Cash and cash equivalents                                              $ 11,618,983            $ 6,250,706
Securities available-for-sale                                             6,087,710             11,517,920
Investment securities held-to-maturity (market value                      6,082,759              6,393,740
    of $6,112,187 and $6,397,578, respectively)
Loans receivable, net                                                    69,873,442             69,104,213
Office property and equipment, net                                          765,924                494,804
Federal Home Loan Bank stock, at cost                                       613,200                613,200
Deferred taxes on income                                                    185,000                203,000
Accrued interest receivable                                                 575,951                670,379
Prepaid expenses and other assets                                            46,974                181,649
                                                                    ----------------      -----------------

      Total assets                                                     $ 95,849,943           $ 95,429,611
                                                                    ================      =================


Liabilities and Stockholders' Equity
------------------------------------

Deposits                                                               $ 64,945,288           $ 65,145,809
FHLB advance                                                              8,200,000              8,200,000
Advance payments by borrowers for
    taxes and insurance                                                     156,125                316,766
Accrued interest payable                                                    473,503                 50,855
Current income taxes payable                                                      -                 90,119
Accrued expenses and other liabilities                                    1,028,307                721,158
                                                                    ----------------      -----------------

      Total liabilities                                                  74,803,223             74,524,707
                                                                    ----------------      -----------------


Stockholders' Equity
--------------------

Common stock,  $.10 par value                                               212,539                212,222
Additional paid-in capital                                                9,133,782              9,093,681
Retained earnings, substantially restricted                              15,317,738             15,181,410
Unrealized gain (loss) on securities available-for-sale                      24,212                (34,833)
Treasury stock, 247,638 shares and 239,138 shares, respectively          (3,641,551)            (3,547,576)
                                                                    ----------------      -----------------
      Total stockholders' equity                                         21,046,720             20,904,904

      Total liabilities and stockholders' equity                       $ 95,849,943           $ 95,429,611
                                                                    ================      =================

See accompanying notes to consolidated financial statements.

                  Webster City Federal Bancorp and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                                For the Three Months
                                                                                                  Ended March 31,
                                                                                   -------------------------------------------
                                                                                        2001                          2000
                                                                                   --------------                -------------
                                                                                                   (Unaudited)

Cash flows from operating activities
   Net earnings                                                                     $    288,911                  $   319,849
                                                                                   --------------                -------------

   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Depreciation                                                                      13,240                       11,962
        Amortization of premiums and discounts, net                                         (328)                       2,364
        Change in:
             Accrued interest receivable                                                  94,428                      116,338
             Prepaid expenses and other assets                                           (18,183)                     (56,208)
             Accrued interest payable                                                    422,648                      342,709
             Accrued expenses and other liabilities                                      307,149                      224,061
             Accrued current taxes on income                                             (90,119)                     (27,458)
                                                                                   --------------                -------------

                  Total adjustments                                                      728,835                      613,768
                                                                                   --------------                -------------

                  Net cash provided by operating activities                            1,017,746                      933,617
                                                                                   --------------                -------------

Cash flows from investing activities
   Proceeds from the maturity of interest bearing deposits                                     -                      820,000
   Proceeds from sales of securities available-for-sale                                5,520,753                            -
   Principal collected on mortgage-backed and related securities                         310,255                      530,542
   Net change in loans receivable                                                       (768,175)                  (2,093,169)
   Purchase of office property and equipment                                            (145,000)                     (37,353)
                                                                                   --------------                -------------

            Net cash provided by (used in) investing activities                        4,917,833                     (779,980)
                                                                                   --------------                -------------

Cash flows from financing activities
   Net change in savings deposits                                                       (200,521)                  (1,555,023)
   Net decrease in advance payments by borrowers
     for taxes and insurance                                                            (160,641)                    (138,500)
   Proceeds on stock options                                                              40,418                            -
   Treasury stock purchase                                                               (93,975)                  (1,311,538)
   Dividends paid                                                                       (152,583)                    (170,888)
                                                                                   --------------                -------------
            Net cash used in financing activities                                       (567,302)                  (3,175,949)
                                                                                   --------------                -------------

            Net increase (decrease) in cash and cash equivalents                       5,368,277                   (3,022,312)

Cash and cash equivalents at beginning of period                                       6,250,706                    4,986,099
                                                                                   --------------                -------------

Cash and cash equivalents at end of period                                          $ 11,618,983                  $ 1,963,787
                                                                                   ==============                =============

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                       $    355,300                  $   391,106
     Taxes on income                                                                           -                            -
                                                                                   ==============                =============

See notes to consolidated financial statements.

              Webster City Federal Savings Bancorp and Subsidiaries

                      Consolidated Statements of Operations

                                                           For the Three Months
                                                             Ended March 31,
                                                  ------------------------------------
                                                      2001                     2000
                                                  ------------              ----------
                                                               (Unaudited)
Income
------
Interest income:
   Loans receivable                                $1,378,475               $1,233,031
   Mortgage-backed & related securities               106,914                  123,026
   Investment securities                              166,397                  221,819
   Other interest-earning assets                       85,288                   83,808
                                                   ----------               ----------
      Total interest income                         1,737,074                1,661,684

Interest expense:
   Deposits                                           777,948                  733,815
   FHLB advance                                       121,600                   44,893
                                                   ----------               ----------
      Total interest expense                          899,548                  778,708
                                                   ----------               ----------
   Net interest income                                837,526                  882,976
Provision for losses on loans                            --                       --
                                                   ----------               ----------
   Net interest income after
      provision for losses on loans                   837,526                  882,976
                                                   ----------               ----------

Non-interest income:
   Fees and service charges                            44,538                   38,745
   Other                                               45,208                   30,961
                                                   ----------               ----------
      Total non-interest income                        89,746                   69,706
                                                   ----------               ----------

Expense
-------

Non-interest expense:
   Compensation, payroll taxes
     and employee benefits                            241,345                  203,159
   Office property and equipment                       16,158                   27,735
   Data processing services                            32,132                   34,892
   Federal insurance premiums                           3,380                    3,555
   Other real estate expenses, net                        845                      770
   Advertising                                          6,407                    6,865
   Other                                              154,194                  151,351
                                                   ----------               ----------
      Total non-interest expense                      454,461                  428,327
                                                   ----------               ----------

Earnings before taxes on income                       472,811                  524,355

Taxes on income                                       183,900                  204,506
                                                   ----------               ----------

Net earnings                                       $  288,911               $  319,849
                                                   ==========               ==========

Earnings per share - basic                         $     0.15               $     0.16
                                                   ==========               ==========

Earnings per share - diluted                       $     0.15               $     0.16
                                                   ==========               ==========

See notes to consolidated financial statements

                  Webster City Federal Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1. DESCRIPTION OF BUSINESS
   -----------------------

Webster City Federal Bancorp (the "Registrant", the "Company" or "Bancorp") and its subsidiaries, Webster City Federal Savings Bank, a federal stock savings bank (the "Bank"), and Security Title and Abstract, Inc., conduct operations in Webster City, Iowa, a community of approximately 8,000 people. The Bank is primarily engaged in the business of attracting deposits from the general public in its market area and investing such deposits in mortgage loans secured by one-to-four family residential real estate. The Bank's primary area of lending and other financial services consists of Hamilton County, Iowa, and the surrounding contiguous counties. Security Title and Abstract, Inc. is engaged in the business of providing abstracting and titles services for properties located in Hamilton County, Iowa.

Webster City Federal Bancorp was formed as the holding company for the Bank on July 1, 1999 pursuant to a plan of reorganization adopted by the Bank and its stockholders. Pursuant to the reorganization, each share of Webster City Federal Savings Bank stock held by existing stockholders of the Bank was exchanged for a share of common stock of Webster City Federal Bancorp. The reorganization had no financial statement impact and is reflected for all prior periods presented. Approximately 60% of the Company's common stock is owned by WCF Financial M.H.C., a mutual holding company (the "Holding Company"). The remaining 40% of the Company's common stock is owned by the general public including the Bank's Employee Stock Ownership Plan.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES
   -----------------------------------------

The consolidated financial statements for the three-month periods ended March 31, 2001 and 2000 are unaudited. In the opinion of management of Webster City Federal Bancorp, these financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Webster City Federal Bancorp, Security Title and Abstract, Inc., Webster City Federal Savings Bank and its wholly owned subsidiary, WCF Service Corporation, which is engaged in the sales of mortgage life and credit life insurance to the Bank's loan customers. All material inter-company accounts and transactions have been eliminated.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.

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

3. EARNINGS PER SHARE COMPUTATIONS
   -------------------------------

2001
----

Earnings per share - basic is computed using the weighted average number of common shares outstanding of 1,883,150 for the three months ended March 31, 2001, divided into the net earnings of $288,911 for the three months ended March 31, 2001, resulting in earnings per share of $.15 compared to $.16 for the three months ended March 31, 2000.

Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Company's stock option plan using the average price per share for the period. Such additional shares were 3,170 for the three months ended March 31, 2001. Earnings for the three months ended March 31, 2001 were $288,911, resulting in earnings per share of $.15 compared to $.16 for the three months ended March 31, 2000.

2000
----

Earnings per share - basic is computed using the weighted average number of common shares outstanding of 1,976,245 for the three months ended March 31, 2000, divided into the net earnings of $319,849 or the three months ended March 31, 2000, resulting in earnings per share of $.16.

Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Company's stock option plan using the average price per share for the period. Such additional shares were 2,696 for the three months ended March 31, 2000. Earnings for the three months ended March 31, 2000 were $319,849, resulting in earnings per share of $.16.

4. DIVIDENDS
   ---------

On January 17, 2001 the Bancorp declared a cash dividend on its common stock payable on February 21, 2001 to stockholders of record as of February 6, 2001, equal to $.20 per share or approximately $425,078. Of this amount, the payment of approximately $230,000 (representing the dividend payable on 1,150,000 shares owned by WCF Financial, M.H.C., the Bancorp's mutual holding company) was waived by the mutual holding company, and $47,327 (representing the dividends payable on treasury shares owned by Webster City Federal Bancorp) was not paid resulting in an actual dividend distribution of $152,583.

                  Webster City Federal Bancorp and Subsidiaries

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


FINANCIAL CONDITION
-------------------

Total assets increased by $420,300, or .4%, from December 31, 2000 to March 31, 2001. Cash and cash equivalents increased $5.4 million or 86.4%, and Loans receivable increased $769,200, or 1.1% during the same period. At March 31, 2001, the Company had no real estate owned. Securities available for sale decreased by $5.4 million or 46.9% from December 31, 2000 to March 31, 2001 due to several securities being called during the first quarter. During the three-month period deposits decreased $200,500, or .3%.

Total stockholders' equity increased by $141,800 to $21.1 million at March 31, 2001 from $20.9 at December 31, 2000, as earnings of $288,911 were partially offset by the repurchase of common stock totaling $94,000 and quarterly dividends totaling $152,583.

CAPITAL
-------

The Bancorp's total stockholders' equity increased by $141,800, to $21.1 million at March 31, 2001 from $20.9 million at December 31, 2000. The Office of Thrift Supervision (OTS) requires that the Bank meet certain minimum capital requirements. As of March 31, 2001 the Bank was in compliance with all regulatory capital requirements. The Bank's required, actual and excess capital levels as of March 31, 2001 were as follows:

                        Required      % of       Actual       % of     Excess
                         Amount      Assets      Amount      Assets    Capital
                         ------      ------      ------      ------    -------
                                        (Dollars in thousands)

Tier 1 (Core) Capital    $3,829       4.0%      $20,703      21.63%    $16,874
Risk-based Capital       $3,648       8.0%      $20,971      45.99%    $17,323

LIQUIDITY
---------

OTS regulations require the Bank to maintain an average daily balance of qualified liquid assets (cash, certain time deposits and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable deposits plus short-term borrowings. At March 31, 2001, the Bank had $18.6 in assets qualifying for liquidity compared to $18.2 million at December 31, 2000.

RESULTS OF OPERATIONS
---------------------

Interest Income. Interest income increased by $75,400 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The increase was due to an increase in the average yield on interest-earning assets to 7.41% for the three months ended March 31, 2001 compared to 7.24% for the three months ended March 31, 2000 as well as an increase in the average balance of interest earning assets of $2.0 million or 2.2% to $93.8 million for the three months ended March 31, 2001 from $91.8 million for the corresponding periods ended March 31, 2000.

Interest on loans for the three months ended March 31, 2001 increased by $145,400 or 11.8% compared to the three months ended March 31, 2000. The increase resulted primarily from an increase in total loans outstanding during the period, and an increase in the yields on loans receivable from 7.80% for the three months ended March 31, 2000 to 7.94% for the three months ended March 31, 2001. The increase in the yields on loans receivable was primarily due to higher market rates and a substantial volume of adjustable rate loans repricing at a higher rate based on the lagging index used by the Bank.

Interest on mortgage-backed securities decreased by $16,100 or 13.1% for the three-month period ended March 31, 2001 as compared to the same period ended March 31, 2000. The decline resulted from a decrease of $1.6 million or 21.7% in the average balance of mortgage-backed securities to $5.8 million for the three months ended March 31, 2001 compared to $7.4 million for the three months ended March 31, 2000, partly offset by an increase of 68 basis points in the average yield on mortgage-backed securities to 7.5% for the three months ended March 31, 2001 from 6.67% for the three months ended March 31, 2000, as remaining adjustable rate loans repriced at a higher rate.

Interest Expense. Interest expense increased by $120,800, or 15.5%, from $778,700 for the three months ended March 31, 2000 to $899,500 for the three months ended March 31, 2001. The increase in interest expense was due to an increase in interest expense on the FHLB advance. The interest expense on the advance increased by $76,700 or 170.9% from $44,900 for the three months ended March 31, 2000 to $121,600 for the three months ended March 31, 2001. This increase was due to the Bank borrowing an additional $5,000,000 from the FHLB during 2000. This increase was offset by a decrease in average deposits outstanding of $2.5 million from $66.9 million for the three months ended March 31, 2000 to $64.4 million for the three months ended March 31, 2001. The average cost of deposits increased 44 basis points from 4.39% for the three months ended March 31, 2000 to 4.83% for the three months ended March 31, 2001.

Net Interest Income. Net interest income before provision for losses on loans decreased by $45,500 or 5.2% from $883,000 for the three months ended March 31, 2000 to $837,500 for the three months ended March 31, 2001. The Bancorp's interest rate spread for the three months ended March 31, 2001 changed by 35 basis points to 2.45% from 2.80% for the three months ended March 31, 2000.

Non-interest Income. Non-interest income increased by $20,000 or 28.7% for the three-month period ended March 31, 2001 as compared to the same period ended March 31, 2000. The increase was due to additional fees received from the abstracting company and an increase in loan fees and service charges collected.

Non-interest Expense. Non-interest expense increased $26,100 or 6.1% for the three-month period ended March 31, 2001 compared to the same period ended March 31, 2000. Compensation and benefit costs increased $38,200 or 18.8% from $203,200 for the three months ended March 31, 2000 to $241,300 for the three-month period ended March 31, 2001 due to the addition of three persons employed at Security Title and Abstract, Inc.

Provision for Losses on Loans. There were no provisions for losses on loans for the three months ended March 31, 2001 or March 31, 2000. The Company had no non-performing loans as of March 31,2001.The Company had no charge-offs during the first quarter of 2000, and total charge-offs of only $2,000 for the year and none during the first quarter of 2001. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses.

Taxes on Income.
---------------

Income taxes for the three months ended March 31, 2001, were $183,900 compared to $204,500 for the same period ended March 31, 2000. The effective income tax rate for the three months of 2001 was 38.9% compared to 39.0% for the first three months of 2000.

Net Earnings. Net earnings of the Company totaled $288,900 for the three months ended March 31, 2001 compared to $319,800 for the three months ended March 31, 2000.

IMPACT OF NEW ACCOUNTING STANDARDS
----------------------------------

SFAS No. 140
------------

"Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in September 2000, and replaces SFAS 125 of the same title. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. The adoption of SFAS 140 is not expected to have a material impact on the results of operations or financial condition of the Company.

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

         None

Item 5. Other Information
        -----------------

         None


Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

         (a) Exhibits:

               None

         (b) No form 8-K reports were filed during the quarter ended March 31, 2001.

                  Webster City Federal Bancorp and Subsidiaries

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                   WEBSTER CITY FEDERAL BANCORP
                                   Registrant




Date: May 7, 2001            By:   /s/ Phyllis A. Murphy
                                -----------------------------------------------
                                   Phyllis A. Murphy
                                   President and Chief Executive Officer




Date: May 7, 2001            By:   /s/ Stephen L. Mourlam
                                -----------------------------------------------
                                   Stephen L. Mourlam
                                   Executive Vice President/Chief
                                      Financial Officer