Form 10QSB
period 2001-06-30
WEBSTER CITY FEDERAL BANCORP
filed 2001-08-10
CIK 1089830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ---------------------------------

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001.
                                        -------------



[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from    __________________ to _______________________

                                COMMISSON Number:
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

1,867,901 shares of common stock outstanding at July 31, 2001.
                                                --------------

                  Webster City Federal Bancorp and Subsidiaries

                                      Index




                                                                           Page
                                                                           ----

Part I. Financial Information


         Item 1. Financial Statements

                  Consolidated Balance Sheets
                  at June 30, 2001 and December 31, 2000                      1

                  Consolidated Statements of Operations
                  for the three and six months ended June 30, 2001
                  and 2000                                                    2

                  Consolidated Statements of Cash Flows
                  for the six months ended June 30, 2001
                  and 2000                                                    3

                  Notes to Consolidated Financial Statements                  4

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations              6



Part II. Other Information

                  Other Information                                           9

                           Webster City Federal Bancorp and Subsidiaries

                                    Consolidated Balance Sheets


                                                                     June 30,         December 31,
                                                                       2001               2000
                                                                    ------------      ------------
Assets                                                              (Unaudited)
                                                                    ------------
Cash and cash equivalents                                           $ 12,690,351      $  6,250,706
Securities available-for-sale                                          3,453,401        11,517,920
Investment securities held-to-maturity (market value                   5,097,684         6,393,740
    of $5,130,146 and $6,397,578, respectively)
Loans receivable, net                                                 72,683,184        69,104,213
Office property and equipment, net                                       889,135           494,804
Federal Home Loan Bank stock, at cost                                    613,200           613,200
Deferred taxes on income                                                 185,000           203,000
Accrued interest receivable                                              537,249           670,379
Prepaid expenses and other assets                                        266,517           181,649
                                                                    ------------      ------------

      Total assets                                                  $ 96,415,721      $ 95,429,611
                                                                    ============      ============


Liabilities and Stockholders' Equity

Deposits                                                            $ 65,938,797      $ 65,145,809
FHLB advance                                                           8,200,000         8,200,000
Advance payments by borrowers for
    taxes and insurance                                                  342,107           316,766
Accrued interest payable                                                  64,974            50,855
Current income taxes payable                                                --              90,119
Accrued expenses and other liabilities                                   863,120           721,158
                                                                    ------------      ------------

      Total liabilities                                               75,408,998        74,524,707
                                                                    ------------      ------------


Stockholders' Equity

Common stock,  $.10 par value                                            213,014           212,222
Additional paid-in capital                                             9,193,870         9,093,681
Retained earnings, substantially restricted                           15,435,448        15,181,410
Unrealized gain (loss) on securities available-for-sale                   22,130           (34,833)
Treasury stock, 262,238 shares and 239,138 shares, respectively       (3,857,739)       (3,547,576)
                                                                    ------------      ------------
      Total stockholders' equity                                      21,006,723        20,904,904

      Total liabilities and stockholders' equity                    $ 96,415,721      $ 95,429,611
                                                                    ============      ============


See accompanying notes to consolidated financial statements.

                            Webster City Federal Bancorp and Subsidiaries

                                Consolidated Statements of Operations


                                              For the Three Months           For the Six Months
                                                 Ended June 30,              Ended June 30,
                                            -------------------------     -------------------------
                                              2001            2000           2001           2000
                                            ----------     ----------     ----------     ----------
                                                                  (Unaudited)
Income
------

Interest Income:
   Loans receivable                         $1,384,941     $1,256,347     $2,763,416     $2,489,378
   Mortgage-backed & related securities         86,600        121,406        193,514        244,432
   Investment securities                        59,340        217,677        225,737        439,496
   Other interest earning assets               129,922         40,796        215,210        124,604
                                            ----------     ----------     ----------     ----------
      Total interest income                  1,660,803      1,636,226      3,397,877      3,297,910

Interest Expense:
   Deposits                                    775,498        735,203      1,553,446      1,469,018
   FHLB advance                                122,951         54,192        244,551         99,085
                                            ----------     ----------     ----------     ----------
      Total interest expense                   898,449        789,395      1,797,997      1,568,103
                                            ----------     ----------     ----------     ----------
   Net interest income                         762,354        846,831      1,599,880      1,729,807
Provision for losses on loans                     --             --             --             --
                                            ----------     ----------     ----------     ----------
   Net interest income after
      provision for losses on loans            762,354        846,831      1,599,880      1,729,807
                                            ----------     ----------     ----------     ----------

Non-interest income:
   Fees and service charges                     61,159         42,222        105,697         80,967
   Other                                        44,427         23,438         89,635         54,399
                                            ----------     ----------     ----------     ----------
      Total non-interest income                105,586         65,660        195,332        135,366
                                            ----------     ----------     ----------     ----------

Expense

Non-interest expense:
   Compensation, payroll taxes,
     and employees benefits                    229,905        211,213        471,250        414,372
   Office property and equipment                19,838         23,268         35,996         51,003
   Data processing services                     30,647         27,200         62,779         62,092
   Federal insurance premiums                    3,459          3,555          6,839          7,110
   Other real estate expenses, net                 304           --            1,149            770
   Advertising                                   7,190          5,808         13,597         12,673
   Other                                       139,173         94,596        293,368        245,945
                                            ----------     ----------     ----------     ----------
      Total non-interest expense               430,516        365,640        884,978        793,965
                                            ----------     ----------     ----------     ----------

Earnings before taxes on income                437,424        546,851        910,234      1,071,208

Taxes on income                                172,232        197,742        356,132        402,248
                                            ----------     ----------     ----------     ----------

Net earnings                                $  265,192     $  349,109     $  554,102     $  668,960
                                            ==========     ==========     ----------     ----------

Earnings per share - basic                  $     0.14     $     0.18     $     0.29     $     0.34
                                            ==========     ==========     ==========     ==========

Earnings per share - dilluted               $     0.14     $     0.18     $     0.29     $     0.34
                                            ==========     ==========     ==========     ==========



See notes to consolidated financial statements.

                            Webster City Federal Bancorp and Subsidiaries

                                Consolidated Statements of Cash Flows

                                                                           For the Six Months
                                                                             Ended June 30,
                                                                     ------------------------------
                                                                         2001              2000
                                                                     ------------      ------------
                                                                               (Unaudited)
Cash flows from operating activities
   Net earnings                                                      $    554,102      $    668,960
                                                                     ------------      ------------

   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Depreciation                                                       31,662            25,607
        Amortization of premiums and discounts, net                         7,853             3,952
        Gain on sale of investments AFS                                    (3,464)             --
        Change in:
             Accrued interest receivable                                  133,130            74,957
             Prepaid expenses and other assets                            (97,128)           (8,746)
             Accrued interest payable                                      14,119           (37,653)
             Accrued expenses and other liabilities                       141,962           135,302
             Accrued current taxes on income                              (90,119)          (27,458)
                                                                     ------------      ------------

                  Total adjustments                                       138,015           165,961
                                                                     ------------      ------------

                  Net cash provided by operating activities               692,117           834,921
                                                                     ------------      ------------

Cash flows from investing activities
   Proceeds from the maturity of interest bearing deposits                   --           2,585,000
   Purchase of interest earning deposits                                     --             (34,226)
   Proceeds from sales of securities available-for-sale                 8,524,123              --
   Principal collected on mortgage-backed and related securities          920,210           966,473
   Net change in loans receivable                                      (3,579,895)       (4,035,929)
   Purchase of office property and equipment                             (425,993)          (48,328)
                                                                     ------------      ------------

            Net cash provided by (used in) investing activities         5,438,445          (567,010)
                                                                     ------------      ------------

Cash flows from financing activities
   Net change in deposits                                                 792,988        (1,091,968)
   Net decrease in advance payments by borrowers
     for taxes and insurance                                               25,341            46,523
   Proceeds on stock options                                              100,981              --
   Treasury stock purchase                                               (310,100)       (1,311,538)
   Dividends paid                                                        (299,807)         (324,927)
                                                                     ------------      ------------
            Net cash provided by (used in) financing activities           309,403        (2,681,910)
                                                                     ------------      ------------

            Net increase (decrease) in cash and cash equivalents        6,439,965        (2,413,999)

Cash and cash equivalents at beginning of period                        6,250,706         4,986,099
                                                                     ------------      ------------

Cash and cash equivalents at end of period                           $ 12,690,671      $  2,572,100
                                                                     ============      ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                                        $  1,539,327      $  1,506,671
     Taxes on income                                                      392,890           368,229
                                                                     ============      ============

See notes to consolidated financial statements.

                  Webster City Federal Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

1. DESCRIPTION OF BUSINESS
--------------------------

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

Webster City Federal Bancorp was formed as the holding company for the Bank on July 1, 1999 pursuant to a plan of reorganization adopted by the Bank and its stockholders. Pursuant to the reorganization, each share of Webster City Federal Savings Bank common stock held by existing stockholders of the Bank was exchanged for a share of common stock of Webster City Federal Bancorp. The reorganization had no financial statement impact and is reflected for all prior periods presented. Approximately 60% of the Company's common stock is owned by WCF Financial M.H.C., a mutual holding company (the "Holding Company"). The remaining 40% of the Company's common stock is owned by the general public including the Bank's Employee Stock Ownership Plan.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES
--------------------------------------------

The consolidated financial statements for the three and six-month periods ended June 30, 2001 and 2000 are unaudited. In the opinion of management of Webster City Federal Bancorp, these financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

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

3. EARNINGS PER SHARE COMPUTATIONS
----------------------------------

2001
----

Earnings per share - basic is computed using the weighted average number of common shares outstanding of 1,874,040 and 1,878,675 for the three and six months ended June 30, 2001, respectively, and divided into the net earnings of $265,200 and $554,100 for the three and six months ended June 30, 2001, respectively, resulting in net earnings per share of $.14 and $.29 for the three and six months ended June 30, 2001, respectively.

Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Bank's stock option plan using the average price per share for the period. There were no additional shares for the three and six months ended June 30, 2001, respectively, due to the average price per share being less than the stock option price. Net earnings for the three and six months ended June 30, 2001 were $265,200 and $554,100, respectively, resulting in net earnings per share of $.14 and $.29 for the three and six months ended June 30, 2001, respectively.


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

4. DIVIDENDS
------------

On April 18, 2001 the Bancorp declared a cash dividend on its common stock payable on May 23, 2001 to stockholders of record as of May 8, 2001, equal to $.20 per share or approximately $377,750. Of this amount, the payment of approximately $230,000 (representing the dividend payable on 1,150,000 shares owned by WCF Financial, M.H.C., the Bancorp's mutual holding company) was waived by the mutual holding company, resulting in an actual dividend distribution of $147,750.

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

FINANCIAL CONDITION
-------------------

Total assets increased by $986,000, or 1.0%, from December 31, 2000 to June 30, 2001. Cash and cash equivalents increased $6.4 million or 103.0%. Loans receivable increased $3.6 million, or 5.2% during the same period. At June 30, 2001, the Bank had no real estate owned. Securities available-for-sale decreased $8.1 million or 70.0% from December 31, 2000 to June 30, 2001, and investment securities held to maturity decreased $1.3 million or 20.3%, from December 31, 2000 to June 30, 2001. The decrease in securities available-for-sale and other investment securities was due to securities being called due to the current rate environment we are in. During the six-month period deposits increased $793,000, or 1.2%.

Total stockholders' equity increased by $101,800 to $21.0 million at June 30, 2001 from $20.9 at December 31, 2000 as earnings of $554,100 were offset by two quarterly dividends totaling $299,800 and the repurchase of common stock totaling $310,100.

CAPITAL
-------

The Bank's total stockholders' equity increased by $101,800, to $21.0 million at June 30, 2001 from $20.9 million at December 31, 2000. The Office of Thrift Supervision (OTS) requires that the Bank meet certain minimum capital requirements. As of June 30, 2001 the Bank was in compliance with all regulatory capital requirements. The Bank's required, actual and excess capital levels as of June 30, 2001 were as follows:

                           Required         % of                Actual           % of             Excess
                             Amount        Assets               Amount          Assets            Capital
                           ------           ------            ---------         ------           -------
                                                       (Dollars in thousands)

Tier 1 (Core) Capital        $3,844         4.0%                $20,497         21.33%             $16,653
Risk-based Capital           $3,782         8.0%                $20,765         43.92%             $16,983

LIQUIDITY
---------

OTS regulations require the Bank to maintain an average daily balance of qualified liquid assets (cash, certain time deposits and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable deposits plus short-term borrowings. At June 30, 2001, the Bank had $18.6 million in assets qualifying for liquidity compared to $18.2 million at December 31, 2000.

RESULTS OF OPERATIONS
---------------------

Interest Income. Interest income increased by $24,600 or 1.5% from $1.6 million for the three months ended June 30, 2000 to $1.7 million for the three months ended June 30, 2001. This was the result of a decrease in the average yield on interest-earning assets to 7.07% for the three months ended June 30, 2001 from 7.23% for the three months ended June 30, 2000 offset by an increase in the average balance of interest earning assets of $3.3 million or 3.7% to $93.9 million for the three months ended June 30, 2001 from $90.5 million for the three months ended June 30, 2000. Interest income totaled $3.4 million for the six months ended June 30, 2001 compared to $3.3 million for the six months ended June 30, 2000. This was the result of an increase in the average yield on interest-earning assets to 7.26% for the six months ended June 30, 2001 from 7.25% for the six months ended June 30, 2000 and an increase in the average balance of interest earning assets of $2.7 million or 3.0% to $93.6 million for the six months ended June 30, 2001 from $90.9 million for the six months ended June 30, 2000.

Interest on loans for the three months ended June 30, 2001 increased $128,600 or 10.2% compared to the three months ended June 30, 2000. The increase resulted primarily from an increase in total loans outstanding during the period, and an increase in the yields on loans receivable from 7.64% for the three months ended June 30, 2000 to 7.72% for the three months ended June 30, 2001. Interest on loans for the six months ended June 30, 2001 increased $274,000 or 11.0% compared to the six months ended June 30, 2000. The increase resulted primarily from an increase in total loans outstanding during the periods, and an increase in the yields on loans receivable from 7.72% for the six months ended June 30, 2000 to 7.83% for the six months ended June 30, 2001. The increase in the yield on loans receivable was primarily due to higher market rates and adjustable rate loans repricing at a higher rate based on the lagging index used by the Bank.

Interest on mortgage-backed securities decreased by $34,800 or 28.7% for the three-month period ended June 30, 2001 as compared to the same period ended June 30, 2000. The decline resulted from a decrease of $1.7 million or 24.4% in the average balance of mortgage-backed securities to $5.3 million for the three months ended June 30, 2001 compared to $7.0 million for three months ended June 30, 2000 and a decrease of 39 basis points in the average yield on mortgage-backed securities to 6.56% for the three months ended June 30, 2001 from 6.95% for the three months ended June 30, 2000. Interest on mortgage-backed securities decreased $50,900 or 20.8% for the six months ended June 30, 2001 compared to same period ended June 30, 2000. The decline resulted from a decrease of $1.6 million or 22.7% in the average balance of mortgage-backed securities to $5.6 million for the six months ended June 30, 2001 compared to $7.2 million for six months ended June 30, 2000 offset by an increase of 16 basis points in the average yield on mortgage-backed securities to 6.97% for the six months ended June 30, 2001 from 6.81% for the six months ended June 30, 2000.

Interest on investment securities decreased by $158,300 or 72.7% for the three months ended June 30, 2001 compared to the same period ended June 30, 2000. This was due to a decrease in the average balance of investment securities from $14.9 million for the three months ended June 30, 2000 to $3.8 million for the three months ended June 30, 2001 offset by an increase in the average yield of 44 basis points from 5.84%, for the three months ended June 30, 2000 to 6.28%, for the three months ended June 30, 2001. Interest on investment securities decreased by $213,800 or 48.7% for the six months ended June 30, 2001 as compared to the same period ended June 30, 2000. This was due to a decrease in the average balance of investment securities from $14.9 million for the six months ended June 30, 2000 to $6.9 million for the six months ended June 30, 2001 offset by an increase in the average yield of 62 basis points from 5.89%, for the six months ended June 30, 2000 to 6.51%, for the six months ended June 30, 2001.

Interest Expense. Interest expense increased by $109,000, or 13.8%, from $789,400 for the three months ended June 30, 2000 to $898,400 for the three months ended June 30, 2001. Interest expense increased by $229,900 or 14.7%, from $1.6 million for the six months ended June 30, 2000 to $1.8 million for the six months ended June 30, 2001. The increase in interest expense was due to an increase in interest expense on the FHLB advance. The interest expense on the advance increased by $68,800 or 127.0% from $54,200 for the three months ended June 30, 2000 to $123,000 for the three months ended June 30, 2001. The interest expense on the advance increased by $145,500 or 146.9% from $99,100 for the six months ended June 30, 2000 to $244,600 for the six months ended June 30, 2001. The increase was due to additional borrowing from the FHLB. The average interest rate on the advances decreased by 13 basis points from 6.13% for the six months period ended June 30, 2000 to 6.00% for the same period ended June 30, 2001.

Net Interest Income. Net interest income before provision for losses on loans decreased by $84,500 or 10.0% from $846,800 for the three months ended June 30, 2000 to $762,400 for the three months ended June 30, 2001. Net interest income decreased by $129,900 or 7.5% for the six months ended June 30, 2001 compared to the same period ended June 30, 2000. The Bank's interest rate spread for the six months ended June 30, 2001 decreased by 54 basis points to 2.11% from 2.65% for the six months ended June 30, 2000.

Provision for Losses on Loans. There were no provisions for losses on loans for the three and six months ended June 30, 2001. The Bank had no charge-offs during the six month period ending June 30, 2001. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb probable losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses.

Non-interest Income. Total non-interest income increased by $39,900 or 60.8% for the three-month period ended June 30, 2001 as compared to the same period ended June 30, 2000. Non-interest income increased $60,000 or 44.3% for the six months ended June 30, 2001 as compared to the same period ended June 30, 2000. The increase was due to additional fees received from the abstracting company which the Company acquired in September 2000, and an increase in loan fees due to an increase in loans originated.

Non-interest Expense. Non-interest expense increased $64,900 or 17.8% for the three-month period ended June 30, 2001 compared to the same period ended June 30, 2000. Non-interest expense increased $91,000 or 11.5% for the six-month period ended June 30, 2001 compared to the same period ended June 30, 2000. Compensation and benefit costs increased $18,700 or 8.9% from $211,200 for the three months ended June 30, 2000 to $229,900 for the three month period ended June 30, 2001. Compensation and benefit costs increased by $56,900 or 13.7% from $414,400 for the six months ended June 30, 2000 to $471,300 for the six months ended June 30, 2001. The increases were primarily due to an increase in compensation and addition of three people employed at Security Title and Abstract, Inc.

Taxes on Income. Income taxes for the three and six months ended June 30, 2001, decreased to $172,200 and $356,100 from $197,700 and $402,200, respectively for the same periods for 2000. The effective income tax rate for the first six months of 2001was 39.1% compared to 37.6% for the first six months of 2000.

Net Earnings. Net earnings totaled $265,200 for the three months ended June 30, 2001 compared to $349,100 for the three months ended June 30, 2000. Net earnings decreased $114,900 or 17.2% to $554,100 for the six-month period ended June 30, 2001 compared to $669,000 for the same period ended June 30, 2000.

IMPACT OF NEW ACCOUNTING STANDARDS
----------------------------------

SFAS No. 140
------------

"Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in September 2000, and was adopted by the Company beginning April 1, 2001. It replaces SFAS 125 of the same title. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. The adoption of SFAS 140 is not expected to have a material impact on the results of operations or financial condition of the Company.

SFAS No. 141 & 142
------------------

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize the transitional impairment losses as the cumulative effect of a change in accounting principle.

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


Item 2. Changes in Securities
        ---------------------
         None


Item 3. Defaults Upon Senior Securities
        -------------------------------
         None


Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

         The Registrant convened its 2001 Annual Meeting of Stockholders on April 18, 2001. At the meeting the stockholders of the Registrant considered and voted upon:

                  1. The election of Dr. Carroll E. Haynes and Phyllis A. Murphy as directors for a term of three years and Dr. Leo Moriarty for a term of one year.

                  2. The ratification of the appointment of KPMG LLP as auditors of the Registrant for the fiscal year ending December 31, 2001.

                  The election of Dr. Carroll E. Haynes, as director was as approved by a vote of 1,735,591 votes in favor, 4,950 withheld and 0 abstaining.

                  The election of Phyllis A. Murphy as director was as approved by a vote of 1,736,091 votes in favor, 4,450 withheld and 0 abstaining.

                  The election of Dr. Leo Moriarty as director was as approved by a vote of 1,736,091 votes in favor, 4,450 withheld and 0 abstaining.

                  The ratification of the engagement of KPMG LLP as auditors was approved by a vote of 1,737,241 votes in favor, 0 opposed and 3,300 abstaining.


Item 5. Other Information
        -----------------
         None


Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------
          No form 8-K reports were filed during the quarter ended June 30, 2001.

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




Date: August 8, 2001          By:   /s/Phyllis A. Murphy
      --------------                --------------------
                                    Phyllis A. Murphy
                                    President and Chief Executive Officer




Date: August 8, 2001          By:   /s/Stephen L. Mourlam
      --------------                ---------------------
                                    Stephen L. Mourlam
                                    Exec. Vice President/Chief Financial Officer