Form 10QSB
period 2001-09-30
WEBSTER CITY FEDERAL BANCORP
filed 2001-11-13
CIK 1089830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ---------------------------------

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934For the transition period

                       from _____________ to _____________


                         COMMISSION File Number: 0-26577

                          Webster City Federal Bancorp
             (Exact name of registrant as specified in its charter)


          United States                                        42-1491186
--------------------------------                         -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification Number)


820 Des Moines Street, Webster City, Iowa                      50595-0638
-----------------------------------------                      ----------
   (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code (515)-832-3071
                                                    -------------

 ------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

1,867,901 shares of common stock $.10 par value per share were outstanding at October 31, 2001.

                  Webster City Federal Bancorp and Subsidiaries

                                      Index

                                                                          Page
                                                                          ----
Part I. Financial Information

        Item 1. Financial Statements

                  Consolidated Balance Sheets
                  at September 30, 2001and December 31, 2000                1

                  Consolidated Statements of Operations
                  for the three and nine months ended September 30, 2001
                  and 2000                                                  2

                  Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 2001
                  and 2000                                                  3

                  Notes to Consolidated Financial Statements                4

        Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             6


Part II. Other Information

                  Other Information                                        10

                  Webster City Federal Bancorp and Subsidiaries

                           Consolidated Balance Sheets

                                                       September 30,      December 31,
                                                           2001               2000
                                                       ------------       ------------
                                                        (Unaudited)
Assets
------

Cash and cash equivalents                             $  3,795,013       $  6,250,706
Time deposits in other financial institutions            8,000,000         11,517,920
Investment securities held to maturity                   4,591,686          6,393,740
Investment securities available for sale                 3,549,153                 --
Loans receivable, net                                   74,400,850         69,104,213
Office property and equipment, net                         887,419            494,804
Federal Home Loan Bank stock, at cost                      613,200            613,200
Deferred taxes on income                                   157,220            203,000
Accrued interest receivable                                555,397            670,379
Prepaid expenses and other assets                          211,426            181,649
                                                      ------------       ------------

      Total assets                                    $ 96,761,363       $ 95,429,611
                                                      ============       ============


Liabilities and Stockholders' Equity

Deposits                                              $ 67,894,850       $ 65,145,809
FHLB advance                                             6,200,000          8,200,000
Advance payments by borrowers for
    taxes and insurance                                    124,492            316,766
Accrued interest payable                                   472,527             50,855
Current income taxes payable                                    --             90,119
Accrued expenses and other liabilities                     902,604            721,158
                                                      ------------       ------------

      Total liabilities                                 75,594,473         74,524,707
                                                      ------------       ------------


Stockholders' Equity

Common stock, $.10 par value                               213,014            212,222
Additional paid-in capital                               9,193,870          9,093,681
Retained earnings, substantially restricted             15,588,725         15,181,410
Less unrealized gain (loss) available for sale              52,220            (34,833)
Treasury stock                                          (3,880,939)        (3,547,576)
                                                      ------------       ------------

      Total stockholders' equity                        21,166,890         20,904,904
                                                      ------------       ------------

      Total liabilities and stockholders' equity      $ 96,761,363       $ 95,429,611
                                                      ============       ============


See notes to consolidated financial statements.

                  Webster City Federal Bancorp and Subsidiaries

                      Consolidated Statements of Operations


                                               For the Three Months             For the Nine Months
                                                Ended September 30,             Ended September 30,
                                             --------------------------      --------------------------
                                                2001            2000            2001            2000
                                             ----------      ----------      ----------      ----------
                                                                     (Unaudited)
Income

Interest income:
   Loans receivable                          $1,434,813      $1,319,265      $4,198,229      $3,808,643
   Mortgage-backed & related securities          79,327         106,462         272,841         350,894
   Investment securities                         49,563         222,209         275,300         661,705
   Other interest earning assets                 95,571          43,928         310,781         168,532
                                             ----------      ----------      ----------      ----------
      Total interest income                   1,659,274       1,691,864       5,057,151       4,989,774

Interest expense:
   Deposits                                     772,507         779,718       2,325,953       2,248,736
   FHLB advance                                  96,382          73,307         340,933         172,392
                                             ----------      ----------      ----------      ----------
      Total interest expense                    868,889         853,025       2,666,886       2,421,128
                                             ----------      ----------      ----------      ----------
   Net interest income                          790,385         838,839       2,390,265       2,568,646
Provision for losses on loans                        --              --              --              --
                                             ----------      ----------      ----------      ----------
   Net interest income after
      provision for losses on loans             790,385         838,839       2,390,265       2,568,646
                                             ----------      ----------      ----------      ----------

Non-interest income:
   Fees and service charges                      90,976          48,811         196,673         129,778
   Other                                         42,907          69,138         132,542         123,537
                                             ----------      ----------      ----------      ----------
      Total non-interest income                 133,883         117,949         329,215         253,315
                                             ----------      ----------      ----------      ----------

Expense

Non-interest expense:
   Compensation, payroll taxes,
     and employee benefits                      240,272         216,630         711,522         631,002
   Office property and equipment                 46,560          22,348          82,556          73,351
   Data processing services                      28,221          26,323          91,000          88,415
   Federal insurance premiums                     3,459           3,458          10,298          10,568
   Other real estate expenses, net                4,097              --           5,246             770
   Advertising                                    8,393           6,370          21,990          19,043
   Other                                        162,957         112,889         456,325         358,834
                                             ----------      ----------      ----------      ----------
      Total non-interest expense                493,959         388,018       1,378,937       1,181,983
                                             ----------      ----------      ----------      ----------

Earnings before taxes on income                 430,309         568,770       1,340,543       1,639,978

Taxes on income                                 133,772         210,403         489,904         612,651
                                             ----------      ----------      ----------      ----------

Net earnings                                 $  296,537      $  358,367      $  850,639      $1,027,327
                                             ==========      ==========      ----------      ----------

Earnings per share - basic                   $     0.16      $     0.19      $     0.45      $     0.53
                                             ==========      ==========      ==========      ==========

Earnings per share - dilluted                $     0.16      $     0.19      $     0.45      $     0.53
                                             ==========      ==========      ==========      ==========

See notes to consolidated financial statements.

                  Webster City Federal Bancorp and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                                  -----------------------------
                                                                                      2001             2000
                                                                                  -----------       -----------
                                                                                          (Unaudited)
Cash flows from operating activities
   Net earnings                                                                   $   850,639       $ 1,027,327
                                                                                  -----------       -----------

   Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation                                                                   47,665            39,253
        Amortization of premiums and discounts, net                                     6,104            11,736
        Gain on sale of investments available for sale                                    535                --
        Change in:
             Accrued interest receivable                                              114,982           125,640
             Prepaid expenses and other assets                                        104,748          (164,192)
             Accrued interest payable                                                 421,672           376,278
             Accrued expenses and other liabilities                                   181,446           200,864
             Accrued current taxes on income                                          (90,119)          (27,458)
                                                                                  -----------       -----------

                 Total adjustments                                                    787,033           562,121
                                                                                  -----------       -----------

                 Net cash provided by operating activities                          1,637,672         1,589,448
                                                                                  -----------       -----------

Cash flows from investing activities
   Proceeds from the maturity of interest bearing deposits                          9,574,123         2,585,000
   Purchase of interest bearing deposits                                           (8,000,000)          (34,226)
   Proceeds from the maturity of investment securities                                     --            30,662
   Purchase of investment securities                                               (1,104,000)               --
   Principal collected on mortgage-backed and related securities                    1,422,836         1,445,333
   Net change in loans receivable                                                  (5,292,581)       (5,166,014)
   Purchase of office property and equipment                                         (574,804)          (90,675)
                                                                                  -----------       -----------

            Net cash used in investing activities                                  (3,974,426)       (1,229,920)
                                                                                  -----------       -----------

Cash flows from financing activities
   Net change in savings deposits                                                   2,749,041        (2,828,131)
   Net increase in advance payments by borrowers
     for taxes and insurance                                                         (192,274)         (144,433)
   Proceeds from stock options                                                        100,981                --
   Treasury stock purchase                                                           (333,300)       (1,311,538)
  Net change in borrowings                                                         (2,000,000)        2,000,000
   Dividends paid                                                                    (443,387)         (478,067)
                                                                                  -----------       -----------
            Net cash used in financing activities                                    (118,939)       (2,762,169)
                                                                                  -----------       -----------

            Net decrease in cash and cash equivalents                              (2,455,693)       (2,402,641)

Cash and cash equivalents at beginning of period                                    6,250,706         4,986,099
                                                                                  -----------       -----------

Cash and cash equivalents at end of period                                        $ 3,795,013       $ 2,583,458
                                                                                  ===========       ===========
Supplemental disclosures of cash flow information:
 Cash paid during the year
   for:
     Interest                                                                     $ 1,904,281       $ 1,872,458
     Taxes on income                                                                  524,690           600,829

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

Webster City Federal Bancorp was formed as the holding company for the Bank on July 1, 1999 pursuant to a plan of reorganization adopted by the Bank and its stockholders. Pursuant to the reorganization, each share of Webster City Federal Savings Bank common stock held by existing stockholders of the Bank was exchanged for a share of common stock of Webster City Federal Bancorp. The reorganization had no financial statement impact and is reflected for all prior periods presented. Approximately 60% of the Company's common stock is owned by WCF Financial M.H.C., a mutual holding company (the "Holding Company"). The remaining 40% of the Company's common stock is owned by the general public, including the Bank's Employee Stock Ownership Plan.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

The consolidated financial statements for the three and nine-month periods ended September 30, 2001 and 2000 are unaudited. In the opinion of management of Webster City Federal Bancorp these financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted; the consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report for the year ended December 31, 2000.

Principles of Consolidation

The consolidated financial statements include the accounts of Webster City Federal Bancorp, Security Title and Abstract, Inc., Webster City Federal Savings Bank and its wholly owned subsidiary, WCF Service Corporation, which is engaged in the sales of mortgage life and credit life insurance to the Bank's loan customers. All material inter-company accounts and transactions have been eliminated.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses.

  3. EARNINGS PER SHARE COMPUTATIONS

2001

Earnings per share - basic is computed using the weighted average number of common shares outstanding of 1,867,901 and 1,880,160 for the three and nine months ended September 30, 2001, respectively, and divided into the net earnings of $296,537 and $850,639, for the three and nine months ended September 30, 2001, respectively, resulting in net earnings per share of $.16 and $.45 for the three and nine months ended September 30, 2001, respectively.

Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued pursuant to the Bank's stock option plan using the average price per share for the period. Such additional shares were 3,532 and 2,940 for the three and nine months ended September 30, 2001, respectively. Net earnings for the three and nine months ended September 30, 2001 were $296,537 and $850,639, respectively, resulting in net earnings per share of $.16 and $.45 for the three and nine months ended September 30, 2001, respectively.


2000

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

4. DIVIDENDS

On July 19, 2001 the Bancorp declared a cash dividend on its common stock, payable on August 22, 2001 to stockholders of record as of August 7, 2001, equal to $.20 per share or approximately $373,580. Of this amount, the payment of approximately $230,000 (representing the dividend payable on 1,150,000 shares owned by WCF Financial, M.H.C., the Bancorp's mutual holding company) was waived by the mutual holding company, resulting in an actual dividend distribution of $143,580.

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

FINANCIAL CONDITION

Total assets increased by $1.3 million, or 1.4%, from December 31, 2000 to September 30, 2001. Cash and cash equivalents decreased $2.5 million or 39.3% and time deposits in other financial institutions decreased by $3.5 million or 30.6%, with the proceeds directed in part to an increase in higher-yielding loans receivable and investment securities. Loans receivable increased $5.3 million or 7.7% from December 31, 2000 to September 30, 2000, reflecting demand in the Company's market area.. At September 30, 2001, the Bank had no real estate owned. Investment securities increased by $1.7 million or 27.3%, from December 31, 2000 to September 30, 2001. During the nine-month period deposits increased $2.7 million, or 4.2%.

Total stockholders' equity increased by $262,000 to $21.2 million at September 30, 2001 from $20.9 at December 31, 2000 as earnings of $850,600 more than offset three quarterly dividends totaling $443,387 and the repurchase of common stock at an aggregate cost of $23,300.

CAPITAL

The Bank's total stockholders' equity increased by $262,000, to $21.2 million at September 30, 2001 from $20.9 million at December 31, 2000. The Office of Thrift Supervision (OTS), the Bank's primary federal regulator, requires that the Bank meet certain minimum capital requirements. As of September 30, 2001 the Bank was in compliance with all regulatory capital requirements. The Bank's required, actual and excess capital levels as of September 30, 2001 were as follows:

                          Required      % of      Actual     % of      Excess
                           Amount      Assets     Amount     Assets    Capital
                           ------      ------     ------     ------    -------
                                        (Dollars in thousands)

Tier 1 (Core) Capital      $3,861       4.0%     $20,297     21.03%     $16,436
Risk-based Capital         $4,024       8.0%     $20,560     40.88%     $16,536

LIQUIDITY

OTS regulations require the Bank to maintain an average daily balance of qualified liquid assets (cash, certain time deposits and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable deposits plus short-term borrowings.

Deposits are a primary source of funds for use in lending and for other general business purpose. At September 30, 2001, deposits funded 70.2% of the Company's total assets compared to 68.3% at December 31, 2000. Management believes that a significant portion of such deposits will remain with the Company. Borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit outflows at more than projected levels. Borrowings may also be used on a longer-term basis to support increased lending or investment activities. At September 30, 2001, the Company had $6.2 million in FHLB advances. Total borrowings as a percentage of total assets were 6.4% at September 30, 2001 as compared to 8.6% at December 31, 2000. The Company has sufficient available collateral to obtain additional advances from the FHLB and, based upon current FHLB stock ownership, could obtain up to a total of approximately $12 million in such advances.

RESULTS OF OPERATIONS

Interest Income. Interest income decreased by $32,600 or 1.9% from $1.69 million for the three months ended September 30, 2000 to $1.66 million for the three months ended September 30, 2001. This was the result of a decrease in the average yield on interest-earning assets to 7.03% for the three months ended September 30, 2001 from 7.39% for the three months ended September 30, 2000, which more than offset an increase in the average balance of interest earning assets of $3.1 million or 3.4% to $94.4 million for the three months ended September 30, 2001 from $91.3 million for the three months ended September 30, 2000. Interest income totaled $5.1 million for the nine months ended September 30, 2001 compared to $5.0 million for the nine months ended September 30, 2000. This was the result of a decrease in the average yield on interest-earning assets to 7.18% for the nine months ended September 30, 2001 from 7.30% for the nine months ended September 30, 2000, which more than offset by an increase in the average balance of interest earning assets of $2.8 million or 3.1% to $93.9 million for the nine months ended September 30, 2001 from $91.0 million for the nine months ended September 30, 2000.

Interest on loans for the three months ended September 30, 2001 increased $115,500 or 8.8% compared to the three months ended September 30, 2000. The increase resulted primarily from an increase in total loans outstanding during the period, partially offset by a decrease in the yields on loans receivable from 7.84% for the three months ended September 30, 2000 to 7.74% for the three months ended September 30, 2001. Interest on loans for the nine months ended September 30, 2001 increased $389,600 or 10.2% compared to the nine months ended September 30, 2000. The increase resulted primarily from an increase in total loans outstanding during the 2001 period, offset by a decrease in the yields on loans receivable from 7.84% for the nine months ended September 30, 2000 to 7.74% for the nine months ended September 30, 2001. The decrease in the yield on loans receivable was primarily due to lower market rates and adjustable rate loans repricing at a lower rate based on the lagging index used by the Bank.

Interest on mortgage-backed securities decreased by $27,100 or 25.5% for the three-month period ended September 30, 2001 as compared to the same period ended September 30, 2000. The decline resulted from a decrease of $1.8 million or 27.8% in the average balance of mortgage-backed securities to $4.7 million for the three months ended September 30, 2001 compared to $6.5 million for three months ended September 30, 2000, partially offset by an increase of 16 basis points in the average yield on mortgage-backed securities to 6.74% for the three months ended September 30, 2001 from 6.58% for the three months ended September 30, 2000. Interest on mortgage-backed securities decreased $78,100 or 22.3% for the nine months ended September 30, 2001 compared to same period ended September 30, 2000. The decline resulted from a decrease of $1.7 million or 24.5% in the average balance of mortgage-backed securities to $5.3 million for the nine months ended September 30, 2001 compared to $6.9 million for the nine months ended September 30, 2000, partially offset by an increase of 16 basis points in the average yield on mortgage-backed securities to 6.90% for the nine months ended September 30, 2001 from 6.74% for the nine months ended September 30, 2000.

Interest on investment securities decreased by $172,600 or 77.7% for the three months ended September 30, 2001 compared to the same period ended September 30, 2000. This was due to a decrease in the average balance of investment securities from $14.9 million for the three months ended September 30, 2000 to $3.8 million for the three months ended September 30, 2001 and a decrease in the average yield of 68 basis points from 5.92%, for the three months ended September 30, 2000 to 5.24%, for the three months ended September 30, 2001. Interest on investment securities decreased by $386,400 or 58.4% for the nine months ended September 30, 2001 as compared to the same period ended September 30, 2000. This was due to a decrease in the average balance of investment securities from $14.9 million for the nine months ended September 30, 2000 to $5.9 million for the nine months ended September 30, 2001, partially offset by an increase in the average yield of 34 basis points from 5.90%, for the nine months ended

September 30, 2000 to 6.24%, for the nine months ended September 30, 2001. The decrease in investments was due to the Bank having several callable securities called, with reinvestment options limited in the present low market interest rate environment.

Interest Expense. Interest expense increased by $15,900, or 1.9%, from $853,000 for the three months ended September 30, 2000 to $868,900 for the three months ended September 30, 2001. Interest expense increased by $245,800 or 10.2%, from $2.4 million for the nine months ended September 30, 2000 to $2.7 for the nine months ended September 30, 2001. The increase in interest expense was primarily due to an increase in interest on the FHLB advance. The interest expense on the advance increased by $23,100 or 31.5% from $73,300 for the three months ended September 30, 2000 to $96,400 for the three months ended September 30, 2001. The interest expense on the advance increased by $168,500 or 97.8% from $172,400 for the nine months ended September 30, 2000 to $340,900 for the nine months ended September 30, 2001. The increase was due to the Bank borrowing additional funds from the FHLB of Des Moines. The average interest rate on the advances increased by 25 basis points from 5.78% for the nine months ended September 30, 2000 to 6.03% for the same period ended September 30, 2001.

Net Interest Income. Net interest income before provision for losses on loans decreased by $48,500 or 5.8% from $838,800 for the three months ended September 30, 2000 to $790,400 for the three months ended September 30, 2001. Net interest income decreased by $178,400 or 7.0% for the nine months ended September 30, 2001 compared to the same period ended September 30, 2000. The Bank's interest rate spread for the nine months ended September 30, 2001 decreased by 34 basis points to 2.30% from 2.64% for the nine months ended September 30, 2000.

Provision for Losses on Loans. There were no provisions for losses on loans for the three and nine months ended September 30, 2001. The Bank had no non-performing loans as of September 30, 2001. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb probable losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses. No assurance can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowances will not be necessary if economic conditions in the Bank's market area differ from such conditions at the time management evaluated the adequacy of the allowance.

Non-interest Income. Total non-interest income increased by $15,900 or 13.5% for the three-month period ended September 30, 2001 as compared to the same period ended September 30, 2000. Non-interest income also increased $75,900 or 30.0% for the nine months ended September 30, 2001 as compared to the same period ended September 30, 2000. The increases were related to an increase in fees and service charges.

Non-interest Expense. Non-interest expense increased $105,900 or 27.3% for the three-month period ended September 30, 2001 compared to the same period ended September 30, 2000. Non-interest expense increased $197,000 or 16.7% for the nine-month period ended September 30, 2001 compared to the same period ended September 30, 2000. Compensation and benefit costs increased $23,600 or 10.9% from $216,600 for the three months ended September 30, 2000 to $240,300 for the three-month period ended September 30, 2001. Compensation and benefit costs increased by $80,580 or 12.8% from $631,000 for the nine months ended September 30, 2000 to $711,500 for the nine months ended September 30, 2001. The increase in compensation for the three and nine months periods was primarily due to an increase in salaries and the addition of three people employed at Security Title and Abstract, Inc. which added compensation expense starting in October 2000 when the Bancorp purchased that company. Office property and equipment costs increased $24,200 or 108.3% from $22,300 for the three-month period ended September 30, 2000 to $46,600 for the three-month period ended September 30, 2001. The increase was due to labor costs paid to a computer vendor for installing a new server and computer network for the Bank. Other expenses increased $50,100 or 44.4% from $112,900 for the three-month period ended September 30, 2000 to $163,000 for the three-month period ended September 30, 2001. The increase was due to an additional costs of $35,400 associated with the Bank converting to a new data center.

Taxes on Income. Income taxes for the three months ended September 30, 2001, decreased to $133,800 compared to $210,400 for the same period ended September 30 2000. Income taxes for the nine months ended September 30, 2001, increased $122,700 or 20.0% to $489,900 from $612,700 for the nine-month period ended September 30 2000. The effective income tax rate for the first nine months of 2001 was 36.6% compared to 37.4% for the first nine months of 2000.

Net Earnings. Net earnings totaled $296,500 for the three months ended September 30, 2001 compared to $358,400 for the three months ended September 30, 2000. Net earnings decreased $176,700 or 17.2% to $850,600 for the nine-month period ended September 30, 2001 compared to $1.0 million for the same period ended September 30, 2000.

IMPACT OF NEW ACCOUNTING STANDARDS

SFAS No. 140

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


SFAS No. 141 & 142

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

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

          No form 8-K reports were filed during the quarter ended September 30, 2001.

                  Webster City Federal Bancorp and Subsidiaries


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                          WEBSTER CITY FEDERAL BANCORP
                          Registrant




Date: November 9, 2001    By:  /s/ Phyllis A. Murphy
                               ------------------------
                               Phyllis A. Murphy
                               President and Chief Executive Officer




Date: November 9, 2001    By:  /s/ Phyllis A. Murphy
                               ------------------------
                               Stephen L. Mourlam
                               Executive Vice President/Chief Financial Officer