Form 10KSB
period 2001-12-31
WEBSTER CITY FEDERAL BANCORP
filed 2002-03-18
CIK 1089830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 2001

                                       OR

   [    ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transaction period from ______________ to ______________

                           Commission Number: 0-26577

                          WEBSTER CITY FEDERAL BANCORP

             (Exact Name of Registrant as Specified in its Charter)

         United States                                    42-1491186
-----------------------------------            -------------------------------
 (State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
    Incorporation or Organization)

  820 Des Moines Street, Webster City, Iowa                50595-0638
        ------------------------------------              -------------
   (Address of Principal Executive Offices)                (Zip Code)

                                 (515) 832-3071
               ---------------------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
        YES [ X ] NO [ _ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

   The Registrant's revenues for year ended December 31, 2001 were $6.7 million.

     As of February 28, 2002, there were issued and outstanding 1,871,151 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price of such stock on the NASDAQ "Small-Cap" System as of February 28, 2002, was $ 10,098,234. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the year ended December 31, 2001 (Parts II and III).

2.   Proxy Statement for the 2002 Annual Meeting of Stockholders (Part III).

                                     PART I

ITEM 1.  BUSINESS

General

     The Registrant, Webster City Federal Bancorp (the "Company"), and its subsidiaries, Webster City Federal Savings Bank and Security Title and Abstract, Inc., conduct operations in Webster City, Iowa. Webster City Federal Bancorp is the successor to Webster City Federal Savings Bank, a federal stock savings bank (the "Bank"), which reorganized into the holding company structure effective July 1, 1999 (the "Holding Company Reorganization"). In the Holding Company Reorganization, each outstanding share of the Bank's common stock was converted by operation of law into one share of the Registrant's common stock, and each stockholder of the Bank received the same ownership interest in the Registrant immediately following the Holding Company Reorganization as he or she had in the Bank immediately prior to that transaction. Webster City Federal Savings Bank conducts its operations from a single office in Webster City, Iowa, and is the successor to Webster City Federal Savings and Loan Association, which was chartered originally in 1934, and became a federally chartered savings and loan association that same year. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1934. Security Title and Abstract, Inc. an Iowa corporation is engaged in the business of providing abstracting and title services for properties located in Hamilton County, Iowa. The Company purchased the abstracting company in September of 2000. At December 31, 2001, the Company had total assets of $102.3 million, total deposits of $70.0 million, and stockholders' equity of $21.3 million.

     The Company is primarily engaged in the business of attracting deposits from the general public in the Company's market area and investing such deposits, together with other sources of funds, in mortgage loans secured by one- to four-family residential real estate for retention in the Company's portfolio. At December 31, 2001, $62.1 million, or 82.8% of the Company's net loan portfolio, consisted of one-to four-family residential mortgage loans and $4.9 million, or 7.2%, of the Company's net loan portfolio consisted of multi-family residential, commercial real estate and other loans. The Company also originates home equity loans, which totaled $4.7 million, or 6.4% of the Company's net loan portfolio at December 31, 2001. At December 31, 2001, consumer and other loans totaled $4.5 million, or 6.0%, of the Company's net loan portfolio. The Company also invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof, which totaled $4.2 million, or 4.1%, of total assets at December 31, 2001.

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

     Finally, competition is likely to increase as a result of the enactment of the Gramm-Leach-Biley Act of 1999, which eases restrictions on entry into the financial services market by insurance companies and securities firms. Moreover, to the extent that these changes permit banks, securities firms and insurance companies to affiliate, the financial services industry could experience further consolidation. This could result in a growing number of larger financial institutions competing in the Company's primary market area that offer a wide variety of financial services than the Company currently offers. Competition for deposits, for the origination of loans and the provision of other financial services may limit the Company's growth and adversely impact its profitability in the future.

Lending Activities

     Loan and Mortgage-Backed Securities Portfolio Composition. The principal components of the Company's loan portfolio are fixed- and adjustable-rate first mortgage loans secured by one- to four-family residential real estate, home equity loans, multi-family residential mortgage loans, and, to a much lesser extent, commercial real estate loans and consumer loans. At December 31, 2001, the Company's net loans receivable totaled $74.5 million, of which $62.1 million, or 82.8%, were one- to four-family residential real estate mortgage loans, $4.9 million, or 7.2%, were multi-family residential, commercial real estate and other loans, $4.7 million, or 6.4%, were home equity loans and $4.5 million, or 6.0%, were consumer and other loans.

     The Company also invests in mortgage-backed securities consisting of pass-through certificates insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), or the Federal National Mortgage Association ("FNMA"). At December 31, 2001, mortgage-backed securities totaled $4.2 million, or 4.1% of total assets. At December 31, 2001, 55.9% of the Company's mortgage-backed securities were secured by ARM loans, and 44.1% were secured by fixed-rate loans. The Company's policy is to hold mortgage-backed securities to maturity.

     Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan as of the dates indicated.

                                                                                           At December 31,
                                                                --------------------------------------------------------------------
                                                                       2001                      2000                   1999
                                                                ---------------------  ---------------------   ---------------------
                                                                  Amount   Percent        Amount    Percent      Amount    Percent
                                                                  ------   -------        ------    -------      ------    -------
                                                                                    (Dollars in Thousands)

Real estate loans:
  One- to four-family residential............................... $ 62,109    82.84%       $ 55,114    79.76%    $ 50,420      81.07%
  Home equity...................................................    4,729     6.35           4,750     6.87        4,142       6.66
 Multi-family residential, commercial real estate and other.....    4,963     7.19           5,317     7.69        5,248       8.43
                                                                ---------------------  ---------------------   ---------------------
    Total real estate loans.....................................   71,801    96.38%         65,181    94.32%      59,810      96.16%

Consumer and other loans:

  Automobile....................................................    2,362     3.17%          2,418     3.50%       1,682       2.71%
  Home improvement..............................................    1,124     1.51           1,485     2.15        1,083       1.74
  Loans on savings deposits.....................................      255     0.34             526     0.76          248       0.39
  Other.........................................................      720     0.97             770     1.11          587       0.94
                                                                ---------------------  ---------------------   ---------------------
    Total consumer and other loans..............................    4,461     5.99%          5,199     7.52%       3,600       5.78%

Real estate sold on contract....................................       62     0.09              66     0.10          100       0.16
                                                                ---------------------  ---------------------   ---------------------
    Total loans receivable......................................   76,324   102.46          70,446   101.95%      63,510     102.10%

Less:
Undisbursed loan proceeds....................................... $  1,449     1.95%       $    928     1.35%    $    922       1.48%
  Premiums on loans purchased...................................       (1)   (0.01)%            (3)   (0.01)%         (6)    (0.01)%

Unearned discount and net
    deferred loan fees..........................................        6     0.01              14     0.02%          20       0.02%
  Allowance for loan losses.....................................      378     0.51%            403     0.59%         382       0.61%
                                                                ---------------------  ---------------------   ---------------------
    Total loans receivable, net................................. $ 74,492   100.00%       $ 69,104   100.00%    $ 62,192     100.00%
                                                                =====================  =====================   =====================

                                                                                   At December 31,
                                                                --------------------------------------------------

                                                                           1998                      1997
                                                                    ---------------------  ---------------------
                                                                   Amount    Percent         Amount    Percent
                                                                   ------    -------         ------    -------
                                                                              (Dollars in Thousands)

Real estate loans:
  One- to four-family residential...............................   $ 44,047     77.61%       $ 40,119     73.86%
  Home equity...................................................      4,347      7.66           4,286      7.89
 Multi-family residential, commercial real estate and other.....      5,961     10.50           6,509     11.98
                                                                    ---------------------  ---------------------
    Total real estate loans.....................................     54,355     95.77%         50,914     93.73%

Consumer and other loans:

  Automobile....................................................      1,536      2.71%          1,687      3.11%
  Home improvement..............................................        963      1.70           1,074      1.98
  Loans on savings deposits.....................................        417      0.73             423      0.78
  Other.........................................................        752      1.33             707      1.30
                                                                    ---------------------  ---------------------
    Total consumer and other loans..............................      3,668      6.47%          3,891      7.17%

Real estate sold on contract....................................        128      0.23             190      0.35
                                                                    ---------------------  ---------------------
    Total loans receivable......................................     58,151    102.47%         54,995    101.37%


Less:
Undisbursed loan proceeds.......................................   $    999      1.76%       $    265      0.49%
  Premiums on loans purchased...................................        (11)    (0.02)%           (17)    (0.03)%

Unearned discount and net
    deferred loan fees..........................................         26      0.05%             40      0.07%
  Allowance for loan losses.....................................        385      0.68%            385      0.71%
                                                                    ---------------------  ---------------------
    Total loans receivable, net.................................   $ 56,752    100.00%       $ 54,322    100.00%
                                                                    =====================  =====================

         Loan and Mortgage-Backed Securities Maturity Schedule. The following table sets forth the maturity or period of repricing of the Company's loan and mortgage-backed securities portfolio at December 31, 2001. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due.

                                                                                       Beyond
                                       Within      1-3     3-5      5-10     10-20       20
                                       1 Year     Years   Years     Years    Years      Years    Total
                                      -------------------------------------------------------------------
                                                    (In Thousands)
Real estate loans:
  One- to four-family residential ..   $5,851   $ 8,825   $3,690   $6,009   $13,558   $28,905   $66,838
Multi-family residential, commercial
    real estate and other loans ....      790     1,589      195      651       884       854    4,963
Consumer and other loans ...........      722     1,337    1,272      488       560        82     4,461
Real estate sold on contract .......       --        30        3       29        --        --        62
                                       ------   -------   ------   ------   -------   -------   -------
    Total loans receivable (gross) .    7,363    11,781    5,160    7,177    15,002    29,841    76,324
                                       ------   -------   ------   ------   -------   -------   -------
Mortgage-backed securities (gross) .    1,929       566       64      535       851       230     4,175
                                       ------   -------   ------   ------   -------   -------   -------

    Total loans and
      mortgage-backed securities ...   $9,292   $12,347   $5,224   $7,712   $15,853   $30,071   $80,499
                                       ======   =======   ======   ======   =======   =======   =======


         Fixed- and Adjustable-Rate Loan and Mortgage-Backed Securities Schedule. The following table sets forth at December 31, 2001, the dollar amount of all fixed rate and adjustable rate loans due, and mortgage-backed securities that mature, after December 31, 2002.

                                          Fixed    Adjustable  Total
                                         -------  ----------  -------
                                                (In Thousands)
Real estate loans:
  One- to four-family residential ....   $43,866   $16,705   $60,591
  Multi-family residential, commercial
    real estate and other ............     2,786     1,783     4,569
Consumer and other loans .............     3,739        --     3,739
Real estate sold on contract .........        62        --        62
                                         -------   -------   -------
    Total loans receivable (gross) ...   $50,453   $18,488   $68,961
                                         =======   =======   =======

Mortgage-backed securities (gross) ...   $ 1,824   $   422   $ 2,246
                                         =======   =======   =======


     One- to Four-Family Residential Real Estate Loans. The Company's primary lending activity currently consists of the origination of fixed rate and adjustable-rate one- to four-family owner-occupied residential mortgage loans collateralized by properties located in the Company's market area. The Company also originates one- to four-family construction loans that convert to permanent loans after the initial construction period which generally does not exceed nine months. The Company is a portfolio lender. In recent years, it has not sold loans in the secondary mortgage market and does not intend to conduct secondary market sales in the foreseeable future. One- to four-family loans are underwritten and originated according to policies approved by the Board of Directors. The Company has purchased one- to four-family mortgage loans collateralized by properties in Texas and Colorado. At December 31, 2001, the Company had an aggregate principal balance of $5.3 million in purchased loans.

     The Company currently offers fixed rate one- to four-family residential mortgage loans with terms of up to 30 years. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that the Company's one- to four-family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors. In recent years, the average maturity of the Company's mortgage loans has decreased significantly due to unprecedented volume of refinancing activity. Accordingly, estimates of the average length of one- to four-family loans that remain outstanding cannot be made with any degree of certainty. Originations of fixed rate mortgage loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, the Company's interest rate gap position, and loan products offered by the Company's competitors. The Company's fixed rate mortgage loans amortize on a monthly basis, with principal and interest due each month.

     The Company also originates adjustable-rate mortgage ("ARM") loans with a maximum term of up to 30 years. The Company's ARM loans have interest rates that adjust every year or every three years based on an interest rate index. The Company's one-year ARM loans have terms of up to 30 years, with interest rates that adjust annually based on changes in the Quarterly National Average Cost of Funds for All SAIF Insured Institutions (the "SII Index"). The maximum annual increase in the interest rate charged on the Company's one-year ARM loans is 100 basis points, and the maximum life of the loan increase in interest rates is 600 basis points. The interest rate on the Company's three-year ARM loans adjusts every three years by up to 200 basis points per adjustment based on the SII Index at the time of adjustment. The maximum life of the loan increase in interest rate on the Company's three-year ARM loans is 600 basis points. In 2001, ARM loan originations decreased as a percentage of total mortgage loan originations, due to a higher demand for longer term fixed rate loans in the generally lower market interest rate environment. For the years ended December 31, 2001 and December 31, 2000, the Company originated $1.1 million and $1.5 million of ARM loans, respectively, which represented 5.9% and 11.9% of total mortgage loan originations, respectively, during such years.

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

     Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. The Company's lending policies limit the maximum loan-to-value ratio on fixed rate loans without private mortgage insurance to 90% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan.

     The Company makes one- to four-family real estate loans with loan-to-value ratios of up to 95%; however, for one- to four-family real estate loans with loan-to-value ratios of between 90% and 95%, the Company requires the first 25% of the loan amount to be covered by private mortgage insurance. The Company requires fire and casualty insurance, as well as a certificate of title, on all properties securing real estate loans made by the Company.

     Low and Moderate Income Loans. The Company participates in low- to moderate-income home loan programs to qualifying borrowers. One loan program, which is offered through the Company, enables borrowers to purchase a home with a minimum 5% downpayment and a 95% loan-to-value ratio. Loans are offered on a fixed-rate basis with terms of up to 30 years.

     Multi-Family Residential, Commercial Real Estate and Other Real Estate Loans. At December 31, 2001, the Company had a total of 36 loans secured by multi-family and commercial real estate properties. The Company's multi-family real estate loans are secured by multi-family residences, such as rental properties, and commercial real estate loans are secured by other income producing properties such as nursing homes and office buildings. The Company also originates multi-family construction loans that convert to permanent loans after the initial construction period which generally does not exceed nine months. At December 31, 2001, the Company's multi-family and commercial real estate loans had an average principal balance of $148,900 and the largest multi-family or commercial real estate loan had a principal balance of $867,000. Multi-family and commercial real estate loans currently are offered with adjustable interest rates, although in the past the Company has originated fixed-rate multi-family and commercial real estate loans. The terms of each loan are negotiated on a case-by-case basis, although such loans typically have adjustable interest rates tied to a market index with a 600 basis point lifetime interest rate cap, and amortize over 15 years. An origination fee of 1% is usually charged on multi-family loans. The Company generally makes multi-family and commercial real estate loans up to 75% of the appraised value of the property securing the loan.

     The Company's originations of multi-family and commercial real estate loans have been limited in recent years because of limited local demand. However, as noted previously, the Company has in the past purchased out-of-market loans, and the aggregate principal balance of such multi-family and commercial real estate loans at December 31, 2001 was $5.3 million.

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

     Home Equity and Home Improvement Loans. The Company also originates home equity and home improvement loans. As of December 31, 2001, home equity and home improvement loans totaled $5.9 million, or 7.9%, of the Company's total loan portfolio. The Company's home equity and home improvement loans have fixed interest rates and are generally for terms of 5 to 10 years, with a maximum of 15 years. The Company's home equity and home improvement loans are closed-end loans for specific dollar amounts. They are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90% or less.

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

     If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. A certificate of title, based on a title search of the property, is generally required on all loans secured by real property. At December 31, 2001, the Company had outstanding loan commitments of $401,500. This amount does not include $1.4 million of the unfunded portion of loans in process.

Origination, Purchase and Sale of Loans. The table below shows the Company's originations, purchases and sales of loans for the years indicated.



                                                     Year Ended December 31
                                                     ----------------------
                                                   2001       2000       1999
                                                   ----       ----       ----
                                                        (In Thousands)

Total loans receivable at beginning of year ... $ 69,104    $ 62,192   $ 56,752
Loans purchased:
  Real estate:
Total loans purchased .........................       --         450         --
                                                --------    --------   --------
Loans originated:
  Real estate .................................   21,101      12,440     20,576
  Consumer ....................................    2,116       5,617      2,857
                                                --------    --------   --------
     Total loans originated ...................   23,217      18,507     23,433
                                                --------    --------   --------
Loans transferred to REO ......................      (48)         --         --
Loan repayments ...............................  (17,789)    (11,607)   (18,007)
Other loan activity (net) .....................        8          12         14
                                                --------    --------   --------
   Total loans receivable at end of year, net   $ 74,492    $ 69,104   $ 62,192
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

Mortgage-Backed Securities

     A part of the Company's  business involves  investments in  mortgage-backed securities. At December 31, 2001, all of the Company's mortgage-backed securities were insured or guaranteed by a United States Government agency or sponsored corporation. All of the Company's mortgage-backed securities portfolio consists of pass-through certificates. The Company invests in mortgage-backed securities to supplement local loan originations as well as to reduce interest rate risk exposure.

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

         Set forth below is information relating to the Company's purchases, sales and repayments of mortgage-backed securities for the years indicated.

                                           Year Ended December 31,
                                         ------------------------------------
                                                2001       2000       1999
                                             -------    -------    -------
                                                       (In Thousands)
Mortgage-backed securities
  at beginning of year: ..................   $ 6,025    $ 7,805    $ 9,987
      Purchases ..........................        --         --      1,070
     Repayments ..........................    (1,807)    (1,766)    (3,226)
     Discount (premium) amortization .....       (13)       (14)
                                             -------    -------    -------
(26) Mortgage-backed securities
  at end of year, net ....................   $ 4,205    $ 6,025    $ 7,805
                                             =======    =======    =======


     The following table sets forth selected data relating to the composition of the Company's mortgage-backed securities for the years indicated.


                                                At December 31,
                                  ----------------------------------------------
                                      2001            2000           1999
                                  ------------     -----------     ------------
                                  $         %        $     %         $      %
                                  -----   ----     -----  ----     -----  ----
                                           (Dollars in Thousands)

Mortgage-backed securities:
  Adjustable .................   $2,349   55.9%   $3,146  52.2%   $4,696  60.2%
  Fixed ......................    1,856   44.1     2,879  47.8     3,109  39.8
                                  -----   ----     -----  ----     -----  ----
    Total mortgage-backed
      securities, net ........   $4,205  100.0%   $6,025 100.0%   $7,805 100.0%
                                 ======  =====    ====== =====    ====== =====


     At December 31, 2001, mortgage-backed securities totaled $4.2 million, or 4.1%, of total assets. ARM loans collateralized 55.9% of the Company's mortgage-backed securities portfolio, and fixed-rate loans collateralized 44.1% of the Company's mortgage-backed securities portfolio. All of the Company's mortgage-backed securities are insured or guaranteed by the FHLMC, the GNMA, or the FNMA. At December 31, 2001, all the Company's mortgage-backed securities were classified as "held to maturity." At December 31, 2001, the Company's mortgage-backed securities portfolio had a fair value of $4.3 million.

     Effective February 1992, the OTS adopted Thrift Bulletin 52 ("TB 52"). Among other things, TB 52 sets forth certain guidelines with respect to depository institutions' investment in certain "high risk mortgage securities." "High-risk mortgage securities" are defined as any mortgage derivative product that at the time of purchase, or at any subsequent date, meets any of three tests that are set forth in TB 52. High-risk mortgage securities may be purchased only in limited circumstances, and if held in a portfolio, must be reported as trading assets at market value, or as available-for-sale assets at the lower of cost or market value. In certain circumstances, OTS examiners may seek the orderly divestiture of high-risk mortgage securities. As of December 31, 2001, the Company did not hold any "high-risk mortgage securities" in its portfolio.

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

     When REO is acquired or otherwise deemed REO, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated fair value, less estimated selling expenses. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations. At December 31, 2001, the Company had $48,400 in REO.

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


                                                                  At December 31,
                                                  ---------------------------------------------
                                                  2001        2000      1999      1998      1997
                                                -------     --------   ------    ------    ------
                                                              (Dollars in Thousands)
Delinquent loans:
  One- to four-family residential real estate   $  909    $   195    $    --    $   --    $   --
  All other real estate .....................       --         --         --        --        --
  Consumer loans, other .....................       58         --          6        15        --
                                                ------    -------    -------    ------    ------
    Total delinquent loans ..................      967                   195         6        --
                                                                                          ------
Total real estate owned (1) .................       48         --         --        22        59
                                                ------    -------    -------    ------    ------
      Total non-performing assets ...........   $1,015    $   195    $     6   $    37    $   59
                                                ======    =======    =======    ======    ======

Total loans delinquent 90 days or more
  to net loans receivable ...................     1.30%      0.29%      0.01%     0.03%     0.00%
Total loans delinquent 90 days or more
  to total assets ...........................      .95%      0.20%      0.01%     0.02%     0.00%
Total non-performing loans and REO
  to total assets ...........................     1.00%      0.20%      0.01%     0.04%     0.06%


------------------------------------

(1) Represents the net book value of property acquired by the Company through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair value, less estimated selling costs, or the principal balance of the related loan.

         The following table sets forth information with respect to loans delinquent 30-89 days in the Company's portfolio at the dates indicated.

                                              At December 31,
                                   -------------------------------------
                                    2001     2000    1999  1998    1997
                                   ------   ------  ----- ------  ------
                                            (In Thousands)
Loans past due 30-89 days:
  One- to four-family residential   $1,145   $588   $445   $521   $632
  All other mortgages ...........       --     --     --     --     20
Consumer, other .................      197    208     60     94     63
                                    ------   ----   ----   ----   ----
    Total past due 30-89 days ...   $1,342   $796   $505   $615   $715
                                    ======   ====   ====   ====   ====


     The following table sets forth information with respect to the Company's delinquent loans and other problem assets at December 31, 2001.

                                                    At  December   31,  2001
                                                     ----------------------
                                                         Balance  Number
                                                          ------  -----
                                                     (Dollars in Thousands)

Residential real estate:
  Loans 30 to 89 days delinquent ......................   $1,145   43
  Loans 90 days or more delinquent ....................      909   21
All other real estate loans:
  Loans 30 to 89 days delinquent ......................       --   --
  Loans 90 days or more delinquent ....................       --   --
Commercial non-real estate (30 days or more delinquent)       --   --
Consumer loans (30 days or more delinquent) ...........      238   45
Foreclosed real estate and repossessions ..............       48    1
Other non-performing assets ...........................       --   --
Restructured loans within the meaning of Statement of
  Financial Accounting Standards No. 15 (not included
  in other nonperforming categories above) ............       --   --
Loans to facilitate sale of real estate owned .........       62    4


     Classification of Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. At December 31, 2001, the Company had no special mention loans, $1.4 million in substandard assets and $42,100 in doubtful assets.

     The following table sets forth the aggregate amount of the Company's classified assets for the years indicated.

                                                  Year Ended December 31,
                                        ----------------------------------------
                                           2001          2000          1999
                                        ----------    ----------    ----------
                                                   (In Thousands)

Substandard assets...................   $   1,396      $    647      $     564
Doubtful assets......................          42            --              3
Loss assets..........................          --            --             --
                                        ---------      --------      ---------
     Total classified assets.........   $   1,438      $    647      $     567
                                        =========      ========      =========


     Allowance for Loan Losses. Management's policy is to provide for estimated losses on the Company's loan portfolio based on management's evaluation of the estimated losses that may be incurred. The Company regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral. During the years ended December 31, 2001, 2000 and 1999, the Company added $ 0, $ 0, and $0, respectively, to the provision for loan losses. The Company's allowance for loan losses totaled $378,000, $403,000, and $382,000 at December 31, 2001, 2000, and 1999, respectively.

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

     Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the years indicated.



                                                                    Year Ended December 31,
                                                     -------------------------------------------------------

                                                         2001         2000      1999       1998       1997
                                                      -------    ---------   -------    -------    -------
                                                    (Dollars in Thousands)

Net loans outstanding ..............................   $74,492    $  69,104   $62,192    $56,572    $54,322
Average net loans outstanding ......................    72,620       66,222    58,312     55,704     54,058
                                                       =======    =========   =======    =======    =======

Allowance balances (at beginning of year) ..........       403          382       385        385        359
Provision for losses ...............................        --           --        --         --         40
Charge-offs ........................................        25            2         9          1         15
Recoveries .........................................         0           23         6          1          1
                                                       -------    ---------   -------    -------    -------
Allowance balance (at end of year) .................   $   378    $     403   $   382    $   385    $   385
                                                       =======    =========   =======    =======    =======

Allowance for loan losses as a percent
of net loans receivable at end of year .............      0.51%   0. 59%         0.61%      0.68%      0.71%
Net loans charged off as a percent
  of average net loans outstanding .................      0.04%   0. 01%         0.01%      0.00%      0.03%
Ratio of allowance for loan losses
  to total nonperforming loans
  at end of year ...................................      39.1%   N/M             N/M        N/M        N/M
Ratio of allowance for loan losses
  to total nonperforming loans and REO
  at end of year ...................................      37.2%   N/M             N/M        N/M     652.54%


Investment Activities

     The Company's investment portfolio comprises investment securities, FHLB stock, and interest-earning deposits in other institutions. The Company has $5.0 million in corporate debt securities, all of which were rated A2 or better. At December 31, 2001, $12.5 million, or 58.7%, of the Company's in investment securities were scheduled to mature in one year or less, $8.8 million, or 41.3%, were scheduled to mature in from one to five years, and no investments were scheduled to mature in over five years.

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

     Investment Portfolio. The following table sets forth the carrying value of the Company's investment portfolio for the years indicated.

                                                             Year Ended December 31,
                                                       --------------------------------
                                                             2001      2000      1999
                                                          -------   -------   -------
                                                                (In Thousands)
Investment portfolio:
  U.S. Government and agency obligations ..............   $ 5,093   $11,518   $14,916
  Corporate debt securities ...........................     5,096        --        --
  Interest-earning deposits in other institutions .....    10,258     5,816     6,824
  FHLB stock ..........................................       613       613       613
                                                          -------   -------   -------
    Total investments .................................   $21,060   $18,315   $22,353
                                                          =======   =======   =======


         Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Company's investment portfolio at December 31, 2001.



                                                                    At December 31, 2001
                                           -------------------------------------------------------------------------------

                                             One Year or Less            One to Five Years       Five to Ten Years
                                           ---------------------     ----------------------   ----------------------

                                                        Annualized             Annualized                Annualized
                                                        Weighted               Weighted                  Weighted
                                             Carrying   Average     Carrying   Average        Carrying   Average
                                              Value      Yield       Value      Yield          Value      Yield
                                              -----      -----       -----      -----          -----      -----
                                                                          (Dollars in Thousands)

Investment portfolio:
   Investment securities, U.S. Government  $ 2,024      4.40%        $8,401      5.24%       $   --         --%
 FHLB stock..............................      613      4.45             --        --            --         --
  Interest-earning deposits
    in other institutions................    9,858      3.40            400      3.71            --         --
                                           --------     -----       --------    ------       -------    ---------
      Total..............................  $12,495      3.62%        $8,801      5.17%         $ --         --%
                                           =======      =====        ======    =======       ========   =========


                                           More than Ten Years               Total
                                        --------------------------    -------------------------
                                                      Annualized                   Annualized
                                                      Weighted                     Weighted
                                           Carrying   Average           Carrying   Average
                                            Value      Yield             Value      Yield
                                            -----      -----             -----      -----


Investment portfolio:
   Investment securities, U.S. Government  $--        --%               $10,425       5.08%
 FHLB stock..............................   --        --                    613       4.45
  Interest-earning deposits
    in other institutions................   --        --                 10,258       3.42
                                          --------    ------            -------      ------
      Total..............................  $--        --%               $21,296       4.27%
                                          =======     ======            =======      ======




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

         Deposits. Consumer and commercial deposits are attracted principally from within the Company's market area through the offering of a broad selection of deposit instruments including NOW accounts, passbook savings, money market deposit, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest, which the Company must pay, is not established by regulatory authority. The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Company has sought to decrease the risk associated with changes in interest rates by offering competitive rates on deposit accounts and by pricing certificates of deposit to provide customers with incentives to choose certificates of deposit with longer terms. Due to the current low market interest rate environment, however, terms of over 36 months are not attractive to customers. The Company does not obtain funds through brokers through a solicitation of funds outside its market area. The Company also obtains funds from local governmental sources and held approximately $800,000 in such funds at December 31, 2001.

         Deposit Portfolio. Savings in the Company as of December 31, 2001, were represented by the various types of deposit programs described below.



  Weighted                                                                                             Percentage
   Average                                                                                              of Total
Interest Rate        Minimum Term        Checking and Savings Deposits       Amount       Balances      Deposits
-------------        ------------        -----------------------------       ------       --------      --------
                                                                                       (In Thousands)

   0.00%                 None             Noninterest-bearing checking     $     --       $  1,763          2.52%
   1.75                  None             NOW accounts                           --          8,261         11.80
   2.51                  None             Passbook                               --          4,634          6.62
   3.29                  None             Money market accounts               1,000          7,560         10.80

                                                                                   Certificates of Deposit

   2.65%                3 months          Fixed term, fixed rate           $  1,000       $    633           .91%
   3.31                 6 months          Fixed term, fixed rate              1,000          2,801          4.00
   3.54                 9 months          Fixed term, fixed rate              1,000          3,448          4.93
   4.70                12 months          Fixed term, fixed rate              1,000         14,986         21.40
   4.70                15 months          Fixed term, fixed rate              1,000          1,961          2.80
   4.55                18 months          Fixed term, fixed rate              1,000          2,519          3.60
   6.34                24 months          Fixed term, fixed rate              1,000         12,458         17.79
   4.80                30 months          Fixed term, fixed rate              1,000          1,162          1.66
   4.89                36 months          Fixed term, fixed rate              1,000          1,734          2.48
   4.50                48 months          Fixed term, fixed rate              1,000            959           1.37
   5.41             Over 48 months        Fixed term, fixed rate              1,000          5,164           7.38
                                                                                          -----------     ----------
                                                                                         $  70,042         100.00%

     The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Company between the dates indicated.




                                                                   At December 31,
                              -------------------------------------------------------------------------------------------
                                            2001                          2000                          1999
                                     -------------------          --------------------          --------------------
                               Balance  Percent(1) Change(2)  Balance Percent(1) Change(2)   Balance  Percent(1) Change(2)
                               -------  ---------  ---------  ------- ---------- ---------   -------  ---------- ---------
                                                                 (In Thousands)
Noninterest-bearing
  demand .................   $ 1,763      2.52%  $  1,003        760    1.32%  $  (132)      $   898      1.32%   $   586
NOW accounts .............     8,261     11.80        819      7,979   10.02     1,171         6,808     10.02        (61)
Passbooks ................     4,634      6.62        315      4,319    6.96      (411)        4,730      6.96        240
Money market accounts ....     7,560     10.80      1,537      6,023    8.89       (13)        6,036      8.89        140
Time deposits that mature:
  within 12 months .......    38,266     54.64     11,401     26,865   51.41    (8,052)       34,917     51.41      3,562
  within 12-36 months ....     7,149     10.21    (10,337)    17,486   20.01     3,809        13,587     20.01     (4,348)
  beyond 36 months .......     2,410      3.44        696      1,714    1.39       772           942      1.39       (905)
                             -------    ------   --------    -------  ------   -------       -------    ------    -------
     Total ...............   $70,042    100.00%  $  5,434    $65,146  100.00%  $(2,772)      $67,918    100.00%   $  (786)
                             =======    ======   ========    =======  ======   =======       =======    ======    =======

                                            At December 31,
                               --------------------------------------
                                        1998               1997
                              -------------------  ------------------
                               Balance Percent(1)  Change(2) Balance
                               ------- ----------  -------- --------
                                         (In Thousands)

Noninterest-bearing
  demand .................   $   312    0.45%    $  (392)  $   704
NOW accounts .............     6,869   10.00         622     6,247
Passbooks ................     4,490    6.54         223     4,267
Money market accounts ....     5,896    8.58         466     5,430
Time deposits that mature:
  within 12 months .......    31,355   45.64      (2,277)   33,632
  within 12-36 months ....    17,935   26.10         121    17,814
  beyond 36 months .......     1,847    2.69      (1,586)    3,433
                             -------  ------     -------   -------
     Total ...............   $68,704  100.00%    $(2,823)  $71,527
                             =======  ======     =======   =======




------------------------------

(1)  Represents percentage of to tal deposits.

(2)  Represents increase (decrease) in balance from end of prior year.

     Time Deposit Rates. The following table sets forth the time deposits in the Company classified by rates as of the dates indicated:

                                             Years Ended December 31,
                         -------------------------------------------------------
                               2001             2000                  1999
                               ----           ------                  ----
                                         (In Thousands)
Rate

2.00-3.99%..........    $  10,874
4.00-5.99%..........       26,835             $ 25,660            $   44,999
6.00-7.99%..........       10,116               20,405                 4,446
                        ---------             --------             ---------
                           47,825             $ 46,065             $  49,445
                        ==========             ========             =========


     Time Deposit Maturities. The following table sets forth the amount and maturities of time deposits at December 31, 2001.

                                                                        Amount Due
                                          --------------------------------------------------------------------------------
                                          Less Than      1-2        2-3           3-4        4-5       After 5
                                           One Year     Years      Years         Years      Years       Years      Total
                                          ----------  ---------  ---------     ---------  ---------   ---------  ----------
                                                                      (In Thousands)
Rate

2.00%-3.99%............................$    8,910      $1,145      $  819      $    --      $ --    $    --      $10,874
4.00%-5.99% ............................   19,285       5,959       1,591           --        --         --       26,835
6.00-7.99% .............................   10,071          45          --           --        --         --       10,116
                                           ------      ------      ------       -------    --------   --------   -------
                                          $38,266      $ 7,149    $ 2,410      $    --      $ --     $    --    $ 47,825
                                          =======     ========    ========     ========    ========  =========   ==========


     Large Certificates of Deposit Maturities. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2001. This amount does not include checking and savings deposits of greater than $100,000, which totaled approximately $4.4 million at December 31, 2001.

                                                           Certificates
         Maturity Period                                    of Deposit
                                                          (In Thousands)

         Three months or less...............                 $   529
         Three through six months...........                   2,726
         Six through twelve months..........                   1,444
         Over twelve months.................                     953
                                                             -------
              Total.........................                 $ 5,652
                                                             =======



     Change in Deposits. The following table sets forth changes in total deposits of the Company for the periods indicated:

                                                                 Year Ended December 31,
                                                         ------------------------------------
                                                             2001        2000         1999
                                                          --------   ---------    ---------
                                                                      (In Thousands)

Deposits ..............................................   $135,208   $143,551$      117,534
Withdrawals ...........................................    131,100     148,031      119,630
                                                          --------   ---------    ---------
Net increase (decrease) before interest credited ......      4,108      (4,480)      (2,096)
Interest credited .....................................      1,326       1,249        1,310
                                                          --------   ---------    ---------
  Net increase (decrease) increase in deposits ........   $  5,434   $  (3,231)   $    (786)
                                                          ========   =========    =========

Borrowings

     Deposits are the Company's primary source of funds. The Company may also obtain funds from the FHLB. FHLB advances are collateralized by selected assets of the Company. Advances from the FHLB are secured by the Company's stock in the FHLB and a portion of the Company's first mortgage loans and investment securities. Historically, the Company has rarely used borrowed funds, but at December 31, 2001, the Company had $9.7 million in borrowed funds.

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

The following table sets forth certain information regarding borrowings by the Company at the dates indicated`

                                                 Year Ended December 31,
                                             ---------------------------
                  .
                                                2001    2000    1999
                                                ----  ------   -----

Weighted average rate paid on FHLB advance...  5.73%   5.76%   5.26%
Rate paid on ESOP Borrowings.................   N/A     N/A    6.75%
----------------
N/A: Not applicable

                                   During the Year Ended December 31,
                               --------------------------------------

                                       2001      2000      1999
                                    --------   --------- ---------
                                        (Dollars in Thousands)

Maximum amount of FHLB Advance
   outstanding at any month ......   $9,700    $8,200    $3,200

Approximate average FHLB advance
  outstanding ....................    7,783     4,908     1,533

Approximate weighted average rate
  paid on FHLB advance ...........     5.73%     5.76%     5.26%

Approximate average ESOP borrowing
  outstanding ....................      N/A       N/A        75

Approximate weighted average rate
 Paid on ESOP borrowing ..........      N/A       N/A      6.75%
-------------------------------

N/A: Not applicable




Employees

     As of December 31, 2001, the Company had 24 full-time and 4 part-time employees, none of whom is represented by a collective bargaining unit. The Company considers its relationship with its employees to be good.



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

     Loans to One Borrower. Under federal law, savings institutions are generally subject to the national bank limits on loans to one borrower or a related group of borrowers. Generally, this limit is 15% of the Bank's unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Bank's maximum loans-to-one-borrower limit was $1.5 million at December 31, 2001. As of December 31, 2001, the Bank was in compliance with its loans-to-one-borrower limitations.

     Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly average basis in 9 out of every 12 months. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2001, the Bank maintained 97.3% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

     Capital Distributions. OTS regulations govern capital distributions by federal savings banks, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings bank. A savings bank must file an application for OTS approval of a capital distribution if either
(1) the total capital distributions for the applicable calendar year exceed the sum of the savings bank's net income for that year to date plus the bank's retained net income for the preceding two years, (2) the savings bank would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statue, regulation, agreement or OTS-imposed condition, or (4) the savings bank is not eligible for expedited treatment of its filings. If an application is not required to be filed, a savings bank which is a subsidiary of a holding company, as well as certain other savings banks, must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution. The Company has declared and paid dividends of $1.0 million during the year ended December 31, 2001.

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus borrowings payable in one year or less. This liquidity requirement is currently 4%. The Bank's average liquidity ratio for December 2001 was 30.0%, which exceeded the then applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's consolidated total assets, as reported in the institution's latest quarterly thrift financial report. Based on assets at December 31, 2001, the Bank was required to pay a semi-annual assessment of approximately $15,500.

     Community Reinvestment Act and Fair Lending Laws. Federal savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low-and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. The Bank received a "satisfactory" Community Reinvestment Act rating under the current Community Reinvestment Act regulations in its most recent federal examination by the Office of Thrift Supervision.

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

     The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain approval procedures to be followed. At December 31, 2001, the Bank was in compliance with the regulations.

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

     Standards for Safety and Soundness. The federal banking agencies have adopted regulations that set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. The regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Capital Requirements. The Office of Thrift Supervision capital regulations require federal savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio; a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system); and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest CAMELS rating), and together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. Institutions must generally deduct from capital investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standards for federal savings banks require the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8% respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weighted factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (tier
1) capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangible assets other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital may not exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2001 the Bank met each of its capital requirements.

The following table sets forth the Bank's actual and required capital amounts and ratios as of December 31, 2001.

                                                        For capital           To be well capitalized
                                                        adequacy              under prompt corrective
                                   Actual               purposes              action provisions
                           -----------------------------------------------------------------------
                             Amount    Percent         Amount   Percent        Amount     Percent
                             ------    -------         ------   -------        ------     -------

Tangible capital            $20,632,000  20.2%       $1,532,000   1.5%       $       --       --%
Tier I (core) capital        20,632,000  20.2         4,085,000   4.0         5,106,000      5.0
Risk based capital           20,875,000  36.9         4,530,000   8.0         5,663,000     10.0
Tier I risk-based capital    20,632,000  36.4                --    --         3,398,000      6.0

Federal Home Loan Bank System

     The Bank is a member of the Federal Home Loan Bank ("FHLB") of Des Moines, which is one of the 12 regional FHLBs. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Des Moines in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20th (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 2001 the Bank had $613,200 in FHLB stock, which was in compliance with this requirement. In past years the Bank has received dividends on its FHLB stock. Dividends for the year ended and at December 31, 2001, were 4.45% and 4.00% respectively. Certain provisions of FIRREA require all 12 Federal Home Loan Banks to provide financial assistance for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions could cause rates on the FHLB advances to increase and could affect adversely the level of FHLB dividends paid and the value of FHLB stock in the future.

Prompt Corrective Regulatory Action

     Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." The banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.


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

ITEM 2.           PROPERTIES

     (a) The Company conducts its business through two facilities located in Webster City, Hamilton County, Iowa. Webster City Federal Savings Bank is located at 820 Des Moines Street. Security Title and Abstract, Inc, is located at 730 Second Street. At December 31, 2001, the net book value of the Company's property and equipment was $882,238.

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

     (c) Description of Real Estate and Operating Data. Not Applicable; the book value of each of the Company's properties is less than 10% of the Company's total consolidated assets at December 31, 2001.

ITEM 3.           LEGAL PROCEEDINGS
                  -----------------

     The Company is periodically involved in claims and lawsuits that are incident to the Company's business. As of December 31, 2001, the Company was not involved in any material claim or lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted during the fourth quarter of the year ended December 31, 2001 to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         ------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

     For information concerning the market for the Company's common stock, the section captioned "Stockholder Information--Stock Listing" and "--Price Range of Common Stock and Dividends Paid" of the Company's Annual Report to Stockholders for the Year Ended December 31, 2001 (the "Annual Report to Stockholders") is incorporated herein by reference.

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

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

     Pages 13-38 of the Company's 2001 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

     There were no changes in or disagreements with accountants in the Company's accounting and financial disclosure during 2001.

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

     The following table sets forth information as of December 31, 2001, with respect to the executive officers of the Company.

Name                  Age    Occupation
----                  ---    ----------

Phyllis A. Murphy     51    President and Chief Executive Officer

Stephen L. Mourlam    49    Executive Vice President and Chief Financial Officer

Kyle R. Swon          40    Senior Vice President and Chief Lending Officer

ITEM 10. EXECUTIVE COMPENSATION
        -----------------------

     Information concerning executive compensation is incorporated herein by reference from the Company's Proxy Statement, specifically the sections captioned "Proposal I--Election of Directors--Executive Compensation," "--Directors' Compensation," and "--Benefits."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        ------------------------------------------------
         AND MANAGEMENT
         --------------

     Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned "Voting Securities and Principal Holders Thereof."

ITEM 12. CERTAIN TRANSACTIONS
        ---------------------

     Information concerning relationships and transactions is incorporated herein by reference from page 9 of the Company's Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
        ---------------------------------

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

               3.2 Bylaws of Webster City Federal Bancorp (Incorporated by reference to Exhibit 3.2 of the Company's Form 8-KSB as filed on July 1, 1999.

               4 Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4 of the Company's Form 8-KSB, as filed on July 1, 1999.

               10.1.A Severance  Agreement,  as amended between the Company, the
                      Bank and Phyllis A. Murphy, President and Chief Executive Officer.

               10.1.B Severance  Agreement,  as amended between the Company, the
                      Bank and Stephen L. Mourlam, Executive Vice President and Chief Financial Officer.

               101.C Severance Agreement, as amended between the Company, the Bank and Kyle R. Swon, Senior Vice President and Chief Lending Officer.

               13     2001 Annual Report to Stockholders

21       Subsidiaries of the Registrant


(b)      Reports on Form 8-K:
         -------------------

     The Registrant filed no Current Report on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             WEBSTER CITY FEDERAL BANCORP


Date:  March 21, 2002         By:  /s/Phyllis A. Murphy
                                  ------------------------
                                   Phyllis A. Murphy
                                   President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Phyllis A. Murphy                             By: /s/Stephen L. Mourlam
     -----------------------------------------         -------------------------------------------
     Phyllis A. Murphy, President, Chief               Stephen L. Mourlam, Executive Vice President
     Executive Officer and Director                    and Director
     (Principal Executive Officer)                     (Principal Financial and Accounting Officer)

     Date:  March 21, 2002                             Date: March 21, 2002



By:  /s/ Dr. Carroll E. Haynes                         By: /s/ Donald I. Newman
     -----------------------------------------         ------------------------
     Dr. Carroll E. Haynes, Chairman of the Board      Donald I. Newman, Director

     Date:  March 21, 2002                             Date: March 21, 2002


By:  /s/ Dennis J. Tasler                              By: /s/ Dr. Leo Moriarty
     -----------------------------------------         -------------------------
     Dennis J. Tasler, Director                        Dr. Leo Moriarty, Director

     Date:  March 21, 2002                             Date: March 21, 2002


By:    /s/ Kyle R. Swon
       -------------------
       Kyle R. Swon, Senior Vice President and Director

       Date: March 21, 2002


