Form 10QSB
period 2002-03-31
WEBSTER CITY FEDERAL BANCORP
filed 2002-05-15
CIK 1089830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                   FORM 10-QSB
(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 2002.
                                  ---------------


[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from                  to
                                 -----------------   ------------------

   Commission File Number: 0-26577
                           -------


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

1,874,651 shares of common stock were outstanding at April 30, 2002.

                  Webster City Federal Bancorp and Subsidiaries

                                      Index




                                                                         Page
                                                                         ----

Part I. Financial Information


         Item 1. Financial Statements

                 Consolidated Balance Sheets
                 at March 31, 2002 and December 31, 2001                  1

                 Consolidated Statements of Operations
                 or the three months ended March 31, 2002
                 and 2001                                                 2

                 Consolidated Statements of Cash Flows
                 for the three months ended March 31, 2002
                 and 2001                                                 3

                 Notes to Consolidated Financial Statements               4

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            6



Part II. Other Information

                 Other Information                                       10

              Webster City Federal Savings Bancorp and Subsidiaries

                           Consolidated Balance Sheets


                                                                           March 31,          December 31,
                                                                         ---------------------------------
                                                                             2002                2001
                                                                         -------------     ---------------
                                                                                   (Unaudited)
Assets

Cash and cash equivalents                                                $   5,199,889     $   9,183,215
Time deposits in other financial institutions                                3,191,000         1,399,000
Securities available-for-sale                                               12,136,269        10,188,900
Investment securities held-to-maturity (market value                         4,204,056         4,574,354
  of $4,277,776 and $4,654,121, respectively)
Loans receivable, net                                                       74,268,127        74,492,269
Real estate owned                                                               42,305                 -
Office property and equipment, net                                             850,975           882,238
Federal Home Loan Bank stock, at cost                                          704,900           613,200
Deferred taxes on income                                                       185,000           189,000
Accrued interest receivable                                                    690,839           568,569
Prepaid expenses and other assets                                              310,026           270,618
                                                                         -------------     -------------

      Total assets                                                       $ 101,783,386     $ 102,361,363
                                                                         =============     =============


Liabilities and Stockholders' Equity

Deposits                                                                 $  68,920,487     $  70,042,590
FHLB advance                                                                 9,700,000         9,700,000
Advance payments by borrowers for
  taxes and insurance                                                        170,614             338,167
Accrued interest payable                                                       427,731            53,454
Current income taxes payable                                                         -            84,414
Accrued expenses and other liabilities                                       1,055,036           794,438
                                                                         -------------     -------------

      Total liabilities                                                     80,273,868        81,013,063
                                                                         -------------     -------------


Stockholders' Equity

Common stock, $.10 par value. 20,000,000 shares authorized:                    213,495           213,339
  2,134,950 issued and 1,872,712 outstanding at March 31, 2002
  2,133,386 issued and 1,871,151 outstanding at December 31, 2001
Additional paid-in capital                                                   9,242,841         9,242,996
Retained earnings, substantially restricted                                 15,910,107        15,749,736
Unrealized gain on securities available-for-sale                                24,014            23,168
Treasury stock, 262,238 shares and 262,238 shares, respectively             (3,880,939)       (3,880,939)
                                                                         -------------     -------------
      Total stockholders' equity                                            21,509,518        21,348,300

      Total liabilities and stockholders' equity                         $ 101,783,386     $ 102,361,363
                                                                         =============     =============


See notes to consolidated financial statements.

              Webster City Federal Savings Bancorp and Subsidiaries

                      Consolidated Statements of Operations


                                                                For the Three Months
                                                                  Ended March 31,
                                                            ---------------------------
                                                                 2002           2001
                                                            -----------     -----------
                                                                    (Unaudited)
Income

Interest income:
   Loans receivable                                         $ 1,421,851     $ 1,378,475
   Mortgage-backed & related securities                          65,045         106,914
   Investment securities                                        154,479         166,397
   Other interest-earning assets                                 43,649          85,288
                                                            -----------     -----------
      Total interest income                                   1,685,024       1,737,074

Interest expense:
   Deposits                                                     638,747         777,948
   FHLB advance                                                 124,988         121,600
                                                            -----------     -----------
      Total interest expense                                    763,735         899,548
                                                            -----------     -----------
   Net interest income                                          921,289         837,526
Provision for losses on loans                                         -               -
                                                            -----------     -----------
   Net interest income after
      provision for losses on loans                             921,289         837,526
                                                            -----------     -----------

Non-interest income:
   Fees and service charges                                      66,501          44,538
   Other                                                         41,923          45,208
                                                            -----------     -----------
      Total non-interest income                                 108,424          89,746
                                                            -----------     -----------

Expense

Non-interest expense:
   Compensation, payroll taxes
     and employee benefits                                      267,830         241,345
   Office property and equipment                                 28,753          16,158
   Data processing services                                      45,678          32,132
   Federal insurance premiums                                     3,129           3,380
   Other real estate expenses (income), net                        (650)            845
   Advertising                                                    5,321           6,407
   Other                                                        127,869         154,194
                                                            -----------     -----------
      Total non-interest expense                                477,930         454,461
                                                            -----------     -----------

Earnings before taxes on income                                 551,783         472,811

Taxes on income                                                 201,642         183,900
                                                            -----------     -----------

Net earnings                                                $   350,141     $   288,911
                                                            ===========     ===========

Earnings per share - basic                                  $      0.18     $      0.15
                                                            ===========     ===========

Earnings per share - diluted                                $      0.18     $      0.15
                                                            ===========     ===========



See notes to consolidated financial statements.

                  Webster City Federal Bancorp and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                                 For the Three Months
                                                                                   Ended March 31,
                                                                             ---------------------------
                                                                                  2002           2001
                                                                             -----------    ------------
                                                                                     (Unaudited)
Cash flows from operating activities
   Net earnings                                                              $   350,141     $   288,911
                                                                             -----------    ------------

Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depreciation                                                                 31,263          13,240
     Amortization of premiums and discounts, net                                   3,522            (328)
     Change in:
          Accrued interest receivable                                           (122,270)         94,428
          Prepaid expenses and other assets                                      (39,301)       (18,183)
          Accrued interest payable                                               374,277         422,648
          Accrued expenses and other liabilities                                 260,598         307,149
          Accrued current taxes on income                                        (89,001)        (90,119)
                                                                             -----------    ------------

                  Total adjustments                                              419,088         728,835
                                                                             -----------    ------------

                  Net cash provided by operating activities                      769,229       1,017,746
                                                                             -----------    ------------

Cash flows from investing activities
   Proceeds from the maturity of interest bearing deposits                       301,000               -
   Purchase of investment securities                                          (1,947,369)              -
   Purchase of interest bearing deposits                                      (2,093,000)              -
   Purchase of FHLB stock                                                        (91,700)              -
   Proceeds from sales of securities available-for-sale                                -       5,520,753
   Principal collected on mortgage-backed and related securities                 366,476         310,255
   Net change in loans receivable                                                182,138        (768,175)
   Purchase of office property and equipment                                           -        (145,000)
                                                                             -----------    ------------

            Net cash provided by (used in) investing activities               (3,282,455)      4,917,833
                                                                             -----------    ------------

Cash flows from financing activities
   Net change in savings deposits                                             (1,122,103)       (200,521)
   Net decrease in advance payments by borrowers
     for taxes and insurance                                                    (167,553)       (160,641)
   Proceeds on stock options                                                        (156)         40,418
   Treasury stock purchase                                                             -         (93,975)
   Dividends paid                                                               (180,288)       (152,583)
                                                                             -----------    ------------
            Net cash used in financing activities                             (1,470,100)       (567,302)
                                                                             -----------    ------------

            Net increase (decrease) in cash and cash equivalents              (3,983,326)      5,368,277

Cash and cash equivalents at beginning of period                               9,183,215       6,250,706
                                                                             -----------    ------------

Cash and cash equivalents at end of period                                   $ 5,199,889    $ 11,618,983
                                                                             ===========    ============

Supplemental disclosures of cash flow information:
Cash paid during the year for:
     Interest                                                                $   264,470     $   355,300
     Taxes on income                                                                   -               -
                                                                             ===========     ===========

        Transfer of loans to REO                                                 (42,305)              -
                                                                             ===========     -----------

See notes to consolidated financial statements.

                  Webster City Federal Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1. DESCRIPTION OF BUSINESS
--------------------------

Webster City Federal Bancorp (the "Company") is a savings and loan holding company whose primary asset is 100% of the outstanding shares of Webster City Federal Savings Bank (the "Bank"), which reorganized into the holding company structure, effective July 1, 1999. The discussion herein to the results of the Company refers to the results of the Bank in the periods prior to July 1, 1999.

     The Company focuses on establishing and maintaining long-term relationships with customers, and is committed to serving the financial service needs of the communities in its market area. The Company attracts retail deposits from the general public and uses those deposits, together with borrowed funds, to originate residential mortgage loans, home equity loans and consumer loans.

     The Company's current business strategy is to operate the Bank as a well-capitalized, profitable and independent community-oriented savings bank dedicated to providing quality customer service. Generally, the Company has sought to implement this strategy primarily by using retail deposits and, to a lesser extent, public funds as its source of funds and maintaining a substantial part of its assets in loans secured by one- to four-family residential real estate located in the Company's market area, home equity loans, consumer loans, mortgage-backed securities and in other liquid investment securities. Specifically, the Company's business strategy incorporates the following elements: (1) operating the Bank as a community-oriented financial institution, maintaining a strong core customer base by providing quality service and offering customers the access to senior management and services that a community-based institution can offer; (2) maintaining high asset quality by emphasizing investment in residential mortgage loans, mortgage-backed securities and other securities issued or guaranteed by the United States Government or agencies thereof; (3) maintaining capital in excess of regulatory requirements and growing only to the extent that adequate capital levels can be maintained; and (4) managing interest rate risk exposure while achieving desirable levels of profitability.

     The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on its interest-earning assets, consisting primarily of mortgage loans, home equity loans, consumer loans, mortgage-backed securities, interest-bearing deposits at other institutions, investment securities and other investments, and the interest paid on interest-bearing liabilities, which consist of savings deposits and advances from the Federal Home Loan Bank. Net interest income is a function of the Company's interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to interest-bearing liabilities. The Company's earnings also are affected by its level of non-interest income
including  primarily  service  fees  and  charges,  and  non-interest   expense,
including primarily compensation and employee benefits, and SAIF deposit insurance premiums. Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Company.

     The Company's critical accounting policy relates to the allowance for losses on loans. In management's opinion, it is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of probable credit losses. The allowance for loan loss is established through a provision for loss based on management's evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss experience.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES
--------------------------------------------

The consolidated financial statements for the three-month periods ended March 31, 2002 and 2001 are unaudited. In the opinion of management of the Company, these financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

Principles of Consolidation
---------------------------

The consolidatedfinancial statements include the accounts of Webster City Federal Bancorp, Security Title and Abstract, Inc., Webster City Federal Savings Bank and its wholly owned subsidiary, WCF Service Corporation, which is engaged in the sales of mortgage life and credit life insurance to the Bank's loan customers. All material inter-company accounts and transactions have been eliminated.

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

Safe  Harbor  Statement
---------------------

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal polices of the U.S. Government, including polices of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bancorp's market area and accounting principles, polices and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.


3. EARNINGS PER SHARE COMPUTATIONS
----------------------------------

2002
----

Earnings per share - basic is computed using the weighted average number of common shares outstanding of 1,877,751 for the three months ended March 31, 2002, divided into the net earnings of $350,141 for the three months ended March 31, 2002, resulting in earnings per share of $.18 compared to $.15 for the three months ended March 31, 2001.

Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Company's stock option plan using the average price per share for the period. Such additional shares were 5,461 for the three months ended March 31, 2002. Earnings for the three months ended March 31, 2002 were $350,141, resulting in earnings per share of $.18 compared to $.15 for the three months ended March 31, 2001.

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

4. DIVIDENDS
------------

On January 16, 2002 the Company declared a cash dividend on its common stock payable on February 20, 2002 to stockholders of record as of February 5, 2002, equal to $.25 per share or approximately $533,347. Of this amount, the payment of approximately $287,500 (representing the dividend payable on 1,150,000 shares owned by WCF Financial, M.H.C., the Company's mutual holding company) was waived by the mutual holding company, and $65,560 (representing the dividends payable on treasury shares owned by the Company) was not paid resulting in an actual dividend distribution of $180,288.

                  Webster City Federal Bancorp and Subsidiaries

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


FINANCIAL CONDITION
-------------------

Total assets decreased by $578,000, or .6%, from December 31, 2001 to March 31, 2002. Cash and cash equivalents decreased $4.0 million or 43.4%, due to the Company investing some excess funds in time deposits in other financial institutions and the purchase of securities, and Loans receivable decreased $224,100, or .3% during the same period. At March 31, 2002, the Company had $42,300 in real estate owned. Securities available for sale increased by $1.9 million or 19.1% from December 31, 2001 to March 31, 2002 due to the purchase of securities during the first quarter. During the three-month period deposits decreased $1.1 million, or 1.6%.

Total stockholders' equity increased by $161,200 to $21.5 million at March 31, 2002 from $21.3 at December 31, 2001, as earnings of $350,100 were partially offset by quarterly dividends paid totaling $180,300.

CAPITAL
-------

The Company's total stockholders' equity increased by $161,200, to $21.5 million at March 31, 2002 from $21.3 million at December 31, 2001. The Office of Thrift Supervision (OTS) requires that the Bank meet certain minimum capital requirements. As of March 31, 2002 the Bank was in compliance with all regulatory capital requirements. The Bank's required, actual and excess capital levels as of March 31, 2002 were as follows:

                       Required    % of          Actual          % of    Excess
                        Amount    Assets         Amount         Assets   Capital
                                         (Dollars in thousands)

Tier 1 (Core) Capital   $4,084     4.0%         $20,624         20.19%   $16,540
Risk-based Capital      $4,530     8.0%         $20,867         36.85%   $16,337

LIQUIDITY
---------

OTS regulations require the Bank to maintain an average daily balance of qualified liquid assets (cash, certain time deposits and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable deposits plus short-term borrowings.

RESULTS OF OPERATIONS
---------------------

Interest Income. Interest income decreased by $52,100 for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The decrease was due to a decrease in the average yield on interest-earning assets to 6.81% for the three months ended March 31, 2002 compared to 7.44% for the three months ended March 31, 2001 offset by an increase in the average balance of interest earning assets of $5.4 million or 5.8% to $98.8 million for the three months ended March 31, 2002 from $93.3 million for the corresponding period ended March 31, 2001.

Interest on loans for the three months ended March 31, 2002 increased by $137,500 or 2.5% compared to the three months ended March 31, 2001. The increase resulted primarily from an increase in total loans outstanding during the period, offset by a decrease in the yields on loans receivable from 7.94% for the three months ended March 31, 2001 to 7.66% for the three months ended March 31, 2002. The decrease in the yields on loans receivable was primarily due to lower market rates and a number of adjustable rate loans repricing at a lower rate based on the lagging index used by the Bank.

Interest on mortgage-backed securities decreased by $41,900 or 39.2% for the three-month period ended March 31, 2002 as compared to the same period ended March 31, 2001. The decline resulted from a decrease of $1.9 million or 32.7% in the average balance of mortgage-backed securities to $3.9 million for the three months ended March 31, 2002 compared to $5.8 million for the three months ended March 31, 2001, and a decrease of 73 basis points in the average yield on mortgage-backed securities to 6.62% for the three months ended March 31, 2002 from 7.35% for the three months ended March 31, 2001, as remaining adjustable rate loans repriced at a lower rate.

Interest Expense. Interest expense decreased by $135,800, or 15.1%, from $899,500 for the three months ended March 31, 2001 to $763,700 for the three months ended March 31, 2002. The decrease in interest expense was due to the average cost of deposits decreasing by 118 basis points from 4.89% for the three months ended March 31, 2001 to 3.71% for the three months ended March 31, 2002, offset by an increase in average deposits outstanding of $5.2 million from $63.9 million for the three months ended March 31, 2001 to $68.9 million for the three months ended March 31, 2002, and a slight increase in interest expense on the FHLB advance of $3,400, or 2.8% from $121,600 for the three months ended March 31, 2001 to $125,000 for the three months ended March 31, 2002.

Net Interest Income. Net interest income before provision for losses on loans increased by $83,800 or 10.0% from $837,500 for the three months ended March 31, 2001 to $921,300 for the three months ended March 31, 2002. The Company's interest rate spread for the three months ended March 31, 2002 improved by 49 basis points to 2.93% from 2.44% for the three months ended March 31, 2001. Due to average loans rates declining offset by a larger decline in average deposit interest rates.

Non-interest Income. Non-interest income increased by $20,000 or 28.7% for the three-month period ended March 31, 2002 as compared to the same period ended March 31, 2001. The increase was due to additional fees received from the abstracting company and an increase in loan fees and service charges collected.

Non-interest Expense. Non-interest expense increased by $23,500 or 5.2% for the three-month period ended March 31, 2002 compared to the same period ended March 31, 2001. Compensation and benefit costs increased $26,500 or 11.0% from $241,300 for the three months ended March 31, 2001 to $267,800 for the three-month period ended March 31, 2002. The increase was due primarily to increased expenses related to the Company's retirement plan.

Provision for Losses on Loans. There were no provisions for losses on loans for the three months ended March 31, 2002 or March 31, 2001. The Company had $632,900 in non-performing loans as of March 31, 2002. The Company had no charge-offs during the first quarter of 2001, and total charge-offs of $7,800 during the first quarter of 2002. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses.

Taxes on Income. Income taxes for the three months ended March 31, 2002, were $201,600 compared to $183,900 for the same period ended March 31, 2001. The effective income tax rate for the three months of 2002 was 36.6% compared to 38.9% for the first three months of 2001 rate for the. In 2001 the Bancorp over expensed for taxes by about 1.9%, in 2002 the Bancorp is slightly under the 37% effective tax Bancorp.

Net Earnings. Net earnings of the Company totaled $350,100 for the three months ended March 31, 2002 compared to $288,900 for the three months ended March 31, 2001.

IMPACT OF NEW ACCOUNTING STANDARDS
----------------------------------

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

The Company adopted the provisions of Statement 141 on July 1, 2001, and Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were continued to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement
142. The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and SFAS No. 142 on January 2002. The effects of implementation had no impact.

SFAS No. 143 & 144
------------------

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. The Company is required to adopt SFAS No. 143 on January 1, 2003.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on January 1, 2002. The effects of implementation were immaterial.

                  Webster City Federal Bancorp and Subsidiaries

                           PART II. Other Information


Item 1. Legal Proceedings
        -----------------

     There are various claims and lawsuits in which the Company is periodically involved incidental to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.


Item 2. Changes in Securities
        ---------------------
         None


Item 3. Defaults Upon Senior Securities
        -------------------------------
         None


Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------
         None


Item 5. Other Information
        -----------------
         None


Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

        (a) Exhibits:
                   None

        (b) No form 8-K reports were filed during the quarter ended March 31, 2002.

                  Webster City Federal Bancorp and Subsidiaries

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                             WEBSTER CITY FEDERAL BANCORP
                             Registrant




Date: May 13, 2002    By:      /s/Phyllis A. Murphy
                         -----------------------------
                               Phyllis A. Murphy
                               President and Chief Executive Officer




Date: May 13, 2002    By:      /s/Stephen L. Mourlam
                         -----------------------------
                               Stephen L. Mourlam
                               Executive Vice President/Chief Financial Officer