Form 10QSB
period 2002-06-30
WEBSTER CITY FEDERAL BANCORP
filed 2002-08-15
CIK 1089830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ---------------------------------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2002.
                                   -------------



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934For the transition period from__________________to_____________________

    COMMISSON Number: 0-26577
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

   Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

1,888,626 shares of common stock outstanding at July 31, 2002.
                                                --------------

                  Webster City Federal Bancorp and Subsidiaries

                                      Index




                                                                        Page
                                                                        ----

Part I. Financial Information


         Item 1. Financial Statements

                  Consolidated Balance Sheets
                  at June 30, 2002 and December 31, 2001                  1
                  Consolidated Statements of Operations
                  for the three and six months ended June 30, 2002
                  and 2001                                                2

                  Consolidated Statements of Cash Flows
                  for the six months ended June 30, 2002
                  and 2001                                                3

                  Notes to Consolidated Financial Statements              4

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          6



Part II. Other Information

                  Other Information                                       9

              Webster City Federal Savings Bancorp and Subsidiaries

                           Consolidated Balance Sheets


                                                                                June 30,              December 31,
                                                                                  2002                   2001
                                                                             --------------          -------------
Assets                                                                         (Unaudited)
------

Cash and cash equivalents                                                      $ 3,965,805             $ 9,183,215
Time deposits in other financial institutions                                    2,491,000               1,399,000
Securities available-for-sale                                                   10,642,070              10,188,900
Investment securities held-to-maturity (market value                             3,859,859               4,574,354
    of $3,940,741 and $4,654,121, respectively)
Loans receivable, net                                                           76,094,614              74,492,269
Real estate owned                                                                   96,755                       -
Office property and equipment, net                                                 807,376                 882,238
Federal Home Loan Bank stock, at cost                                              704,900                 613,200
Deferred taxes on income                                                           185,000                 189,000
Accrued interest receivable                                                        676,931                 568,569
Prepaid expenses and other assets                                                  522,432                 270,618
                                                                             -------------           -------------

      Total assets                                                           $ 100,046,742           $ 102,361,363
                                                                             =============           =============


Liabilities and Stockholders' Equity
------------------------------------

Deposits                                                                      $ 67,138,372            $ 70,042,590
FHLB advance                                                                     9,700,000               9,700,000
Advance payments by borrowers for
    taxes and insurance                                                            347,885                 338,167
Accrued interest payable                                                            44,901                  53,454
Current income taxes payable                                                            --                  84,414
Accrued expenses and other liabilities                                             904,274                 794,438
                                                                              ------------            ------------

      Total liabilities                                                         78,135,432              81,013,063
                                                                              ------------            ------------


Stockholders' Equity
--------------------

Common stock,  $.10 par value.  20,000,000 shares authorized:                      215,061                 213,339
     2,150,610  issued and 1,886,126 outstanding at June 30, 2002
     2,133,386  issued and 1,871,151 outstanding at December 31, 2001
Additional paid-in capital                                                       9,440,991               9,242,996
Retained earnings, substantially restricted                                     16,086,227              15,749,736
Unrealized gain on securities available-for-sale                                    49,970                  23,168
Treasury stock, 262,238 shares at June 30,2002 and December 31, 2001            (3,880,939)             (3,880,939)
                                                                             -------------           -------------
      Total stockholders' equity                                                21,911,310              21,348,300

      Total liabilities and stockholders' equity                             $ 100,046,742           $ 102,361,363
                                                                             =============           =============

See notes to consolidated financial statements.

                  Webster City Federal Bancorp and Subsidiaries

                      Consolidated Statements of Operations


                                                                      For the Three Months                   For the Six Months
                                                                         Ended June 30,                        Ended June 30,
                                                                 -----------------------------         -----------------------------
                                                                    2002               2001              2002               2001
                                                                 ----------         ----------         ----------         ----------
                                                                                             (Unaudited)
Income
------

Interest Income:
   Loans receivable                                              $1,411,467         $1,384,941         $2,833,318         $2,763,416
   Mortgage-backed & related securities                              58,098             86,600            123,143            193,514
   Investment securities                                            144,288             59,340            298,767            225,737
   Other interest earning assets                                     50,106            129,922             93,755            215,210
                                                                 ----------         ----------         ----------         ----------
      Total interest income                                       1,663,959          1,660,803          3,348,983          3,397,877

Interest Expense:
   Deposits                                                         564,633            775,498          1,203,381          1,553,446
   FHLB advance                                                     126,376            122,951            251,364            244,551
                                                                 ----------         ----------         ----------         ----------
      Total interest expense                                        691,009            898,449          1,454,745          1,797,997
                                                                 ----------         ----------         ----------         ----------
   Net interest income                                              972,950            762,354          1,894,238          1,599,880
Provision for losses on loans                                            --                 --                 --                 --
                                                                 ----------         ----------         ----------         ----------
   Net interest income after
      provision for losses on loans                                 972,950            762,354          1,894,238          1,599,880
                                                                 ----------         ----------         ----------         ----------

Non-interest income:
   Fees and service charges                                          64,398             61,159            130,899            105,697
   Other                                                             62,616             44,427            104,539             89,635
                                                                 ----------         ----------         ----------         ----------
      Total non-interest income                                     127,014            105,586            235,438            195,332
                                                                 ----------         ----------         ----------         ----------

Expense
-------

Non-interest expense:
   Compensation, payroll taxes,
     and employees benefits                                         272,100            229,905            539,930            471,250
   Office property and equipment                                     58,233             19,838             86,986             35,996
   Data processing services                                          39,525             30,647             81,435             62,779
   Federal insurance premiums                                         3,129              3,459              6,258              6,839
   Other real estate expenses, net                                   19,918                304             19,268              1,149
   Advertising                                                        8,536              7,190             13,857             13,597
   Other                                                            115,121            139,173            246,758            293,368
                                                                 ----------         ----------         ----------         ----------
      Total non-interest expense                                    516,562            430,516            994,492            884,978
                                                                 ----------         ----------         ----------         ----------

Earnings before taxes on income                                     583,402            437,424          1,135,184            910,234

Taxes on income                                                     212,800            172,232            414,442            356,132
                                                                 ----------         ----------         ----------         ----------

Net earnings                                                     $  370,602         $  265,192         $  720,742         $  554,102
                                                                 ==========         ==========         ----------         ----------

Earnings per share - basic                                       $     0.20         $     0.14         $     0.38         $     0.29
                                                                 ==========         ==========         ==========         ==========

Earnings per share - diluted                                     $     0.20         $     0.14         $     0.38         $     0.29
                                                                 ==========         ==========         ==========         ==========

   See notes to consolidated financial statements.

                  Webster City Federal Bancorp and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                        For the Six Months
                                                                                            Ended June 30,
                                                                                  ----------------------------------
                                                                                      2002                  2001
                                                                                  ------------          ------------
                                                                                             (Unaudited)
Cash flows from operating activities
   Net earnings                                                                   $    720,742          $    554,102
                                                                                  ------------          ------------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation                                                                    74,862                31,662
        Amortization of premiums and discounts, net                                      5,050                 7,853
        Gain on sale of investments available-for-sale                                      --                (3,464)
        Change in:
             Accrued interest receivable                                              (108,362)              133,130
             Prepaid expenses and other assets                                        (175,643)              (97,128)
             Accrued interest payable                                                   (8,553)               14,119
             Accrued expenses and other liabilities                                    109,836               141,962
             Accrued current taxes on income                                           (72,399)              (90,119)
                                                                                  ------------          ------------

                  Total adjustments                                                   (175,209)              138,015
                                                                                  ------------          ------------

                  Net cash provided by operating activities                            545,533               692,117
                                                                                  ------------          ------------

Cash flows from investing activities
   Proceeds from the maturity of interest bearing deposits                           1,001,000                    --
   Purchase of interest earning deposits                                            (2,093,000)                   --
   Proceeds from sales of securities available-for-sale                              2,497,650             8,524,123
   Purchase of securities available-for-sale                                        (3,000,000)                   --
   Principal collected on mortgage-backed and related securities                       708,010               920,210
   Net change in loans receivable                                                   (1,697,854)           (3,579,895)
   Purchase of FHLB Stock                                                              (91,700)             (425,993)
                                                                                  ------------          ------------

            Net cash (used in) provided by investing activities                     (2,675,894)            5,438,445
                                                                                  ------------          ------------

Cash flows from financing activities
   Net change in deposits                                                           (2,904,218)              792,988
   Net decrease in advance payments by borrowers
     for taxes and insurance                                                             9,718                25,341
   Proceeds on exercise of stock options                                               199,717               100,981
   Repurchase of common stock                                                               --              (310,100)
   Dividends paid                                                                     (392,266)             (299,807)
                                                                                  ------------          ------------
            Net cash (used in) provided by financing activities                     (3,087,049)              309,403
                                                                                  ------------          ------------

            Net (decrease) increase in cash and cash equivalents                    (5,217,410)            6,439,965

Cash and cash equivalents at beginning of period                                     9,183,215             6,250,706
                                                                                  ------------          ------------

Cash and cash equivalents at end of period                                        $  3,965,805          $ 12,690,671
                                                                                  ============          ============

Supplemental disclosures of cash flow information: Cash paid during the year for:
     Interest                                                                     $  1,211,934          $  1,539,327
     Taxes on income                                                                   384,571               392,890
                                                                                  ============          ============

     Transfers from loans to real estate acquired
     through foreclosure                                                          $    247,160          $         --
                                                                                  ============          ============

See notes to consolidated financial statements.

                 Webster City Federal Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

1. DESCRIPTION OF BUSINESS
   -----------------------

Webster City Federal Bancorp ( the "Company" ) and its subsidiaries, Webster City Federal Savings Bank, a federal stock savings bank (the "Bank") and Security Title and Abstract, Inc., conduct operations in Webster City, Iowa, a community of approximately 8,000 people. The Bank is primarily engaged in the business of attracting deposits from the general public in its market area and investing such deposits in mortgage loans secured by one-to-four family residential real estate. The Bank's primary area of lending and other financial services consists of Hamilton County, Iowa, and the surrounding contiguous counties. Security Title and Abstract, Inc. is engaged in the business of providing abstracting and title services for properties located in Hamilton County, Iowa.

Webster City Federal Bancorp was formed as the holding company for the Bank on July 1, 1999 pursuant to a plan of reorganization adopted by the Bank and its stockholders. Pursuant to the reorganization, each share of Webster City Federal Savings Bank common stock held by existing stockholders of the Bank was exchanged for a share of common stock of Webster City Federal Bancorp. The reorganization had no financial statement impact and is reflected for all prior periods presented. Approximately 60% of the Company's outstanding common stock is owned by WCF Financial M.H.C., a mutual holding company (the "Holding Company"). The remaining 40% of the Company's outstanding common stock is owned by the general public including the Bank's Employee Stock Ownership Plan.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES
   -----------------------------------------

The consolidated financial statements for the three and six-month periods ended June 30, 2002 and 2001 are unaudited. In the opinion of management of the Company, these financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Webster City Federal Bancorp, Security Title and Abstract, Inc., Webster City Federal Savings Bank and its wholly owned subsidiary, WCF Service Corporation, which is engaged in the sales of mortgage life and credit life insurance to the Bank's loan customers. All material inter-company accounts and transactions have been eliminated in the consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to management's determination of the allowance for loan losses, which is a critical accounting policy of the Company.

Safe Harbor Statement
---------------------

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the

Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal polices of the U.S. Government, including polices of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, polices and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

3. EARNINGS PER SHARE COMPUTATIONS
   -------------------------------

2002
----

Earnings per share - basic is computed using the weighted average number of common shares outstanding of 1,857,595 and 1,874,734 for the three and six months ended June 30, 2002, respectively, and divided into the net earnings of $382,500 and $720,700 for the three and six months ended June 30, 2002, respectively, resulting in net earnings per share of $.20 and $.38 for the three and six months ended June 30, 2002, respectively.

Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Bank's stock option plan using the average price per share for the period. Such additional shares were 3,653 and 3,207 for the three and six months ended June 30, 2002, respectively, due to the average price per share being more than the stock option price. Net earnings for the three and six months ended June 30, 2001 were $382,500 and $720,700, respectively, resulting in net earnings per share of $.20 and $.38 for the three and six months ended June 30, 2002, respectively. Such options were the only potential stock of the Company as defined in Statement of Financial Accounting Standards No. 128, Earnings per Share.


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

Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Bank's stock option plan using the average price per share for the period. There were no additional shares for the three and six months ended June 30, 2001, respectively, due to the average price per share being less than the stock option price. Net earnings for the three and six months ended June 30, 2001 were $265,200 and $554,100, respectively, resulting in net earnings per share of $.14 and $.29 for the three and six months ended June 30, 2001, respectively. Such options were the only potential stock of the Company as defined in Statement of Financial Accounting Standards No. 128, Earnings per Share.

4. DIVIDENDS
   ---------

On April 17, 2002 the Company declared a cash dividend on its common stock payable on May 22, 2002 to stockholders of record as of May 7, 2002, equal to $.25 per share or approximately $534,222. Of this amount, the payment of approximately $287,500 (representing the dividend payable on 1,150,000 shares owned by WCF Financial, M.H.C., the Company's mutual holding company) was waived by the mutual holding company, resulting in an actual dividend distribution of $246,722.

5. INTANGIBLE ASSET
   ----------------

A company subsidiary maintains an intangible asset relating to a customer list. It has an estimated useful life of 15 years and is being amortized using the straight-line method. At June 30, 2002, the gross carrying amount was $145,000 with accumulated amortization of $17,725. Amortization expense fro the six months ended June 30, 2002 and 2001 was $4,833 respectively.

The estimated amortization expense for the following five year period is as follows:

         December 31, 2003          $  9,667.
         December 31, 2004             9,667.
         December 31, 2005             9,667.
         December 31, 2006             9,667.
         December 31, 2007             9,667.



                  Webster City Federal Bancorp and Subsidiaries

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations


FINANCIAL CONDITION
-------------------

Total assets decreased by $2.3 million, or 2.3%, from December 31, 2001 to June 30, 2002. Cash and cash equivalents decreased $5.2 million or 56.6%. Cash and cash equivalents decreased due to these funds being used for funding new loans, securities and the funding of the decline in deposits. Loans receivable increased $1.6 million, or 2.2% during the same period. At June 30, 2002, the Company had $96,800 in real estate owned. Securities available-for-sale increased by $453,200 or 4.5% from December 31, 2001 to June 30, 2002, and investment securities held to maturity decreased $714,500 or 15.6%, from December 31, 2001 to June 30, 2002. The increase in securities available-for-sale was due to the purchase of additional securities during the first part of 2002. During the six-month period deposits decreased $2.9 million, or 4.1% due to a decline in interest rates being paid on deposits.

Total stockholders' equity increased by $563,000 to $21.9 million at June 30, 2002 from $21.3 at December 31, 2001 as earnings of $720,700 and additional paid in capital received from officers of the Bank exercising their stock options, were offset by two quarterly cash dividends totaling $492,600.

CAPITAL
-------

The Company's total stockholders' equity increased by $563,000, to $21.9 million at June 30, 2002 from $21.3 million at December 31, 2001. The Office of Thrift Supervision (OTS) requires that the Bank meet certain minimum capital requirements. As of June 30, 2002 the Bank was in compliance with all regulatory capital requirements. The Bank's required, actual and excess capital levels as of June 30, 2002 were as follows:

                            Required     % of      Actual      % of       Excess
                             Amount     Assets     Amount     Assets     Capital
                             ------     ------     ------     ------     -------
                                            (Dollars in thousands)

Tier 1 (Core) Capital        $3,981      4.0%      $20,884    20.99%     $16,903
Risk-based Capital           $4,134      8.0%      $21,119    40.87%     $16,985

LIQUIDITY
---------

OTS regulations require the Bank to maintain an average daily balance of qualified liquid assets (cash, certain time deposits and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable deposits plus short-term borrowings.

RESULTS OF OPERATIONS
---------------------

Interest Income. Interest income remained the same at $1.7 million for the three months ended June 30, 2001 and the three months ended June 30, 2002. This was the result of a decrease in the average yield on interest-earning assets to 6.85% for the three months ended June 30, 2002 from 7.07% for the three months ended June 30, 2001 offset by an increase in the average balance of interest earning assets of $3.1 million or 3.3% to $97.0 million for the three months ended June 30, 2002 from $93.9 million for the three months ended June 30, 2001. Interest income totaled $3.3 million for the six months ended June 30, 2002 compared to $3.4 million for the six months ended June 30, 2001. This was the result of a decrease in the average yield on interest-earning assets to 6.84% for the six months ended June 30, 2002 from 7.30% for the six months ended June 30, 2001 partially offset by an increase in the average balance of interest earning assets of $4.3 million or 4.6% to $97.9 million for the six months ended June 30, 2002 from $93.6 million for the six months ended June 30, 2001.

Interest on loans for the three months ended June 30, 2002 increased $26,500 or 1.9% compared to the three months ended June 30, 2001. The increase resulted primarily from an increase in total loans outstanding during the period, partially offset by a decrease in the yields on loans receivable from 7.72% for the three months ended June 30, 2001 to 7.51% for the three months ended June 30, 2002. Interest on loans for the six months ended June 30, 2002 increased $69,900 or 2.5% compared to the six months ended June 30, 2001. The increase resulted primarily from an increase in total loans outstanding during the periods, partially offset by and a decrease in the yields on loans receivable from 7.83% for the six months ended June 30, 2001 to 7.58% for the six months ended June 30, 2002. The decrease in the yield on loans receivable was primarily due to lower market rates and adjustable rate loans repricing at a lower rate based on the lagging index used by the Bank.

Interest on mortgage-backed securities decreased by $28,500 or 32.9% for the three-month period ended June 30, 2002 as compared to the same period ended June 30, 2001. The decline resulted from a decrease of $1.7 million or 32.2% in the average balance of mortgage-backed securities to $3.6 million for the three months ended June 30, 2002 compared to $5.3 million for three months ended June 30, 2001 and a decrease of 13 basis points in the average yield on mortgage-backed securities to 6.43% for the three months ended June 30, 2002 from 6.56% for the three months ended June 30, 2001. Interest on mortgage-backed securities decreased $72,400 or 37.4% for the six months ended June 30, 2002 compared to same period ended June 30, 2001. The decline resulted from a decrease of $1.8 million or 32.4% in the average balance of mortgage-backed securities to $3.8 million for the six months ended June 30, 2002 compared to $5.6 million for six months ended June 30, 2001 and a decrease of 44 basis points in the average yield on mortgage-backed securities to 6.53% for the six months ended June 30, 2002 from 6.97% for the six months ended June 30, 2001.

Interest on investment securities increased by $82,600 or 139.2% for the three months ended June 30, 2002 compared to the same period ended June 30, 2001. This was due to an increase in the average balance of investment securities from $3.8 million for the three months ended June 30, 2001 to $11.3 million for the three months ended June 30, 2002 offset by a decrease in the average yield of 124 basis points from 6.28%, for the three months ended June 30, 2001 to 5.04%, for the three months ended June 30, 2002. Interest on investment securities increased by $73,000 or 32.3% for the six months ended June 30, 2002 as compared to the same period ended June 30, 2001. This was due to an increase in the average balance of investment securities from $6.9 million for the six months ended June 30, 2001 to $11.6 million for the six months ended June 30, 2002 offset by a decrease in the average yield of 136 basis points from 6.51%, for the six months ended June 30, 2001 to 5.15%, for the six months ended June 30, 2002. Both the three and six month increases in the average balances of securities was due to the Bank borrowing funds from the FHLB of Des Moines in November of 2001 and investing those funds in higher rate securities.

Interest Expense. Interest expense decreased by $207,400, or 23.1%, from
-----------------
$898,400 for the three months ended June 30, 2001 to $691,000 for the three months ended June 30, 2002. Interest expense decreased by $343,300 or 19.1%, from $1.8 million for the six months ended June 30, 2001 to $1.5 million for the six months ended June 30, 2002. The decrease in interest expense was due to a decrease in deposit interest expense offset by an increase in on the FHLB advance interest expense. The interest expense on the advance increased by $3,400 or 2.8% from $123,000 for the three months ended June 30, 2001 to $126,400 for the three months ended June 30, 2002. The interest expense on the advance increased by $6,800 or 2.8% from $244,600 for the six months ended June 30, 2001 to $251,400 for the six months ended June 30, 2002. The increase was due to additional borrowing from the FHLB. The average interest rate on the advances decreased by 78 basis points from 5.96% for the six months period ended June 30, 2001 to 5.18% for the same period ended June 30, 2002.

Net Interest Income. Net interest income before provision for losses on loans
-------------------
increased by $208,200 or 27.3% from $762,400 for the three months ended June 30, 2001 to $970,600 for the three months ended June 30, 2002. Net interest income decreased by $294,400 or 18.4% for the six months ended June 30, 2002 compared to the same period ended June 30, 2001. The Company's interest rate spread for the six months ended June 30, 2001 increased by 75 basis points to 3.10% from 2.35% for the six months ended June 30, 2001.

Provision for Losses on Loans. There were no additional provisions for losses on
------------------------------
loans for the three and six months ended June 30, 2002. The Company had no charge offs or recoveries during the three month period ended June 30, 2001 and charge offs of $17,700 and recoveries of $18,800 during the three month period ended June 30, 2002. The Company had no charge offs and recoveries of $74 during the six month period ended June 30, 2001 and had charge-offs of $26,700 and recoveries of $18,800 during the six month period ended June 30, 2002. On June 30, 2001 the Company had $330,400 in non-accrual loans compared to $471,700 on June 30, 2002. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb probable losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses.

Non-interest Income. Total non-interest income increased by $21,400 or 20.3% for
--------------------
the three-month period ended June 30, 2002 as compared to the same period ended June 30, 2001. Non-interest income increased $40,100 or 20.5% for the six months ended June 30, 2002 as compared to the same period ended June 30, 2001. The increase was due to additional fees received from the abstracting company which the Company acquired in September 2000, and an increase in loan fees due to an increase in loans originated.

Non-interest Expense. Non-interest expense increased $86,000 or 19.9% for the
---------------------
three-month period ended June 30, 2002 compared to the same period ended June 30, 2001. Non-interest expense increased $109,500 or 12.4% for the six-month period ended June 30, 2002 compared to the same period ended June 30, 2001. Compensation and benefit costs increased $42,200 or 18.6% from $229,900 for the three months ended June 30, 2001 to $272,100 for the three month period ended June 30, 2002. Compensation and benefit costs increased by $68,700 or 14.6% from $471,300 for the six months ended June 30, 2001 to $539,900 for the six months ended June 30, 2002. The increases were primarily due to an increase in the Company's contribution to it's' employee retirement plan and an increase in compensation and addition of three people employed at Security Title and Abstract, Inc.

Taxes on Income. Income taxes for the three and six months ended June 30, 2002,
---------------
increased to $212,800 and $414,400 from $172,200 and $356,000, respectively for the same periods for 2001. The effective income tax rate for the first six months of 2002 was 36.5% compared to 39.1% for the first six months of 2001.

Net Earnings. Net earnings totaled $382,500 for the three months ended June 30,
-------------
2002 compared to $265,200 for the three months ended June 30, 2001. Net earnings increased $166,600 or 30.1% to $720,700 for the six-month period ended June 30, 2002 compared to $554,100 for the same period ended June 30, 2001.

IMPACT OF NEW ACCOUNTING STANDARDS
----------------------------------

SFAS No. 141 & 142
------------------

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and SFAS No. 142 on January 2002. The effects of implementation had no impact on the Company's financial condition or results of operations.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on January 1, 2002. The effects of implementation were immaterial on the Company's financial condition or results of operations.

SFAS No. 145 & 146
------------------

SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued April 2002. This
Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The effects of implementation are not material. SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued June 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002.

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


Item 2. Changes in Securities
        ---------------------
         None


Item 3. Defaults Upon Senior Securities
        -------------------------------
         None


Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

          The Registrant convened its 2002 Annual Meeting of Stockholders on April 17, 2002. At the meeting the stockholders of the Registrant considered and voted upon:

               1. The election of Dr. Leo Moriarty and Donald I. Newman as directors for a term of three years and Stephen L. Mourlam and Kyle R. Swon for a term of one year.

               2. The ratification of the appointment of KPMG LLP as auditors of the Registrant for the fiscal year ending December 31, 2002.

               The election of Dr. Leo Moriarty,  as director was as approved by
               a  vote  of  1,696,647  votes  in  favor,   500  withheld  and  0
               abstaining.

               The election of Donald I. Newman as director was as approved by a vote of 1,696,647 votes in favor, 500 withheld and 0 abstaining.

               The  election of Stephen L Mourlam as director was as approved by
               a  vote  of  1,696,647  votes  in  favor,   500  withheld  and  0
               abstaining.

               The election of Kyle R. Swon as director was as approved by a vote of 1,696,647 votes in favor, 500 withheld and 0 abstaining.

               The ratification of the engagement of KPMG LLP as auditors was approved by a vote of 1,694,197 votes in favor, 2,000 opposed and 950 abstaining.


Item 5. Other Information
        -----------------
         None


Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

          No form 8-K reports were filed during the quarter ended June 30, 2002.

                  Webster City Federal Bancorp and Subsidiaries


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                          WEBSTER CITY FEDERAL BANCORP
                                                     Registrant




Date: August 8, 2002        By: /s/ Phyllis A. Murphy
--------------------            ------------------------------------------------
                                Phyllis A. Murphy
                                President and Chief Executive Officer




Date: August 8, 2002        By: /s/ Stephen L. Mouriam
      --------------            ------------------------------------------------
                                Stephen L. Mourlam
                                Executive Vice President/Chief Financial Officer

     7 Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



Phyllis A. Murphy, Chief Executive Officer and Stephen L. Mourlam, Chief Financial Officer of Webster City Federal Bancorp (the "Company") each certify in their capacity as an officer of the Company that they have reviewed the quarterly report on Form 10-QSB for the quarter ended June 30, 2002 and that:

               (1) the report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations.

       August 14, 2002                               /s/ Phyllis A. Murphy
---------------------------------                        -----------------------
            Date                                         Phyllis A. Murphy
                                                         Chief Executive Officer

       August 14, 2002                               /s/ Stephen L. Mourlam
--------------------------------                         -----------------------
            Date                                         Stephen L. Mourlam
                                                         Chief Financial Officer