Form 10QSB
period 2002-09-30
WEBSTER CITY FEDERAL BANCORP
filed 2002-11-13
CIK 1089830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                   FORM 10-QSB
(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 2002.
                                  -------------------


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Transitional Small Business Disclosure Format: [_] Yes  [X] No

     Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

1,888,376 shares of common stock were outstanding at October 31, 2002.
                                                     -----------------

                  Webster City Federal Bancorp and Subsidiaries

                                      Index


                                                                           Page
                                                                           ----
Part I. Financial Information

       Item 1. Financial Statements

                 Consolidated Balance Sheets
                 at September 30, 2002 and December 31, 2001                 1

                 Consolidated Statements of Operations
                 for the three and nine months ended September 30, 2002
                 and 2001                                                    2

                 Consolidated Statements of Cash Flows
                 for the nine months ended September 30, 2002
                 and 2001                                                    3

                 Notes to Consolidated Financial Statements                  4

       Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

       Item 3. Controls and Procedures                                       6



Part II. Other Information

                Other Information                                            9


                       Webster City Federal Bancorp and Subsidiaries

                                Consolidated Balance Sheets


                                                                                          September 30,          December 31,
                                                                                             2002                  2001
                                                                                        --------------        --------------
                                                                                          (Unaudited)
Assets
------
Cash and cash equivalents                                                                 $ 1,972,090           $ 9,183,215
Time deposits in other financial institutions                                               7,734,000             1,399,000
Securities available-for-sale                                                               8,514,921            10,188,900
Investment securities held-to-maturity (market value                                        3,126,932             4,574,354
    of $3,215,454 and $4,654,121, respectively)
Loans receivable, net                                                                      76,197,325            74,492,269
Real estate owned                                                                              44,379                     -
Office property and equipment, net                                                            766,366               882,238
Federal Home Loan Bank stock, at cost                                                         704,900               613,200
Deferred taxes on income                                                                      185,000               189,000
Accrued interest receivable                                                                   605,695               568,569
Prepaid expenses and other assets                                                             502,749               270,618
                                                                                        --------------        --------------

      Total assets                                                                      $ 100,354,357         $ 102,361,363
                                                                                        ==============        ==============


Liabilities and Stockholders' Equity
------------------------------------

Deposits                                                                                $  67,144,696         $  70,042,590
FHLB advance                                                                                9,700,000             9,700,000
Advance payments by borrowers for
    taxes and insurance                                                                       100,083               338,167
Accrued interest payable                                                                      315,589                53,454
Current income taxes payable                                                                  102,957                84,414
Accrued expenses and other liabilities                                                        839,097               794,438
                                                                                        --------------        --------------

      Total liabilities                                                                    78,202,422            81,013,063
                                                                                        --------------        --------------


Stockholders' Equity
--------------------

Common stock,  $.10 par value,  20,000,000 shares authorized;                                 215,061               213,339
     2,150,610  issued and 1,886,126 outstanding at September 30, 2002
     2,133,386  issued and 1,871,151 outstanding at December 31, 2001
Additional paid-in capital                                                                  9,440,991             9,242,996
Retained earnings, substantially restricted                                                16,313,902            15,749,736
Unrealized gain on securities available-for-sale                                               62,920                23,168
Treasury stock, 262,238 shares at September 30, 2002 and December 31, 2001                 (3,880,939)           (3,880,939)
                                                                                        --------------        --------------
      Total stockholders' equity                                                           22,151,935            21,348,300

      Total liabilities and stockholders' equity                                        $ 100,354,357         $ 102,361,363
                                                                                        ==============        ==============

See notes to consolidated financial statements.


                                             Webster City Federal Bancorp and Subsidiaries

                                                 Consolidated Statements of Operations


                                                      For the Three Months                            For the Nine Months
                                                       Ended September 30,                            Ended September 30,
                                                ----------------------------------             ----------------------------------
                                                     2002               2001                        2002               2001
                                                ---------------    ---------------             ---------------    ---------------
                                                                                    (Unaudited)
Income
------
Interest Income:
   Loans receivable                                $ 1,450,943        $ 1,434,813                 $ 4,284,261        $ 4,198,229
   Mortgage-backed & related securities                 51,172             79,327                     174,315            272,841
   Investment securities                               129,681             49,563                     428,448            275,300
   Other interest-earning assets                        39,581             95,571                     133,336            310,781
                                                ---------------    ---------------             ---------------    ---------------
      Total interest income                          1,671,377          1,659,274                   5,020,360          5,057,151

Interest Expense:
   Deposits                                            518,784            772,507                   1,722,165          2,325,953
   FHLB advance                                        127,765             96,382                     379,129            340,933
                                                ---------------    ---------------             ---------------    ---------------
      Total interest expense                           646,549            868,889                   2,101,294          2,666,886
                                                ---------------    ---------------             ---------------    ---------------
   Net interest income                               1,024,828            790,385                   2,919,066          2,390,265
Provision for losses on loans                           20,000                  -                      20,000                  -
                                                ---------------    ---------------             ---------------    ---------------
   Net interest income after
      provision for losses on loans                  1,004,828            790,385                   2,899,066          2,390,265
                                                ---------------    ---------------             ---------------    ---------------

Non-Interest Income:
   Fees and service charges                             85,900             90,976                     216,799            196,673
   Other                                                41,157             42,907                     145,696            132,542
                                                ---------------    ---------------             ---------------    ---------------
      Total Non-interest Income                        127,057            133,883                     362,495            329,215
                                                ---------------    ---------------             ---------------    ---------------

Expense

Noninterest Expense:
   Compensation, payroll taxes,
     and employees benefits                            262,168            240,272                     802,098            711,522
   Office property and equipment                        53,216             46,560                     140,202             82,556
   Data processing services                             50,121             28,221                     131,555             91,000
   Federal insurance premiums                            2,967              3,459                       9,225             10,298
   Other real estate expenses, net                       4,701              4,097                      23,969              5,246
   Advertising                                           7,406              8,393                      21,263             21,990
   Other                                                99,870            162,957                     342,860            456,325
                                                ---------------    ---------------             ---------------    ---------------
      Total noninterest expense                        480,449            493,959                   1,471,172          1,378,937
                                                ---------------    ---------------             ---------------    ---------------

Earnings before taxes on income                        651,436            430,309                   1,790,389          1,340,543

Taxes on income                                        233,200            133,772                     647,642            489,904
                                                ---------------    ---------------             ---------------    ---------------

Net earnings                                         $ 418,236          $ 296,537                 $ 1,142,747          $ 850,639
                                                ===============    ===============             ---------------    ---------------

Earnings per share - basic                              $ 0.22             $ 0.16                      $ 0.61             $ 0.45
                                                ===============    ===============             ===============    ===============

Earnings per share - diluted                            $ 0.22             $ 0.16                      $ 0.61             $ 0.45
                                                ===============    ===============             ===============    ===============

       See notes to consolidated financial statements.


                                   Webster City Federal Bancorp and Subsidiaries

                                       Consolidated Statements of Cash Flows

                                                                                         For the Nine Months
                                                                                         Ended September 30,
                                                                         --------------------------------------------------
                                                                               2002                            2001
                                                                         ------------------              ------------------
                                                                                              (Unaudited)
Cash flows from operating activities
   Net earnings                                                                $ 1,142,746                       $ 850,639
                                                                         ------------------              ------------------

   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Depreciation                                                               119,064                          47,665
        Amortization of premiums and discounts, net                                  4,718                           6,104
        Gain on sale of investments available-for-sale                                   -                             535
        Transfer of loans to Real Estate Owned                                     125,170                               -
        Change in:
             Accrued interest receivable                                           (37,126)                        114,982
             Prepaid expenses and other assets                                    (156,725)                        104,748
             Accrued interest payable                                              262,135                         421,672
             Accrued expenses and other liabilities                                155,631                         181,446
             Accrued current taxes on income                                       (80,414)                        (90,119)
                                                                         ------------------              ------------------

                  Total adjustments                                                392,453                         787,033
                                                                         ------------------              ------------------

                  Net cash provided by operating activities                      1,535,199                       1,637,672
                                                                         ------------------              ------------------

Cash flows from investing activities
   Proceeds from the maturity of interest bearing deposits                       1,796,000                       9,574,123
   Purchase of interest earning deposits                                        (8,131,000)                     (8,000,000)
   Proceeds from sales of securities available-for-sale                          4,998,450                               -
   Purchase of securities available-for-sale                                    (3,000,000)                     (1,104,000)
   Principal collected on mortgage-backed and related securities                 1,071,148                       1,422,836
   Net change in loans receivable                                               (1,872,909)                     (5,292,581)
   Purchase of office property and equipment                                        (3,192)                       (574,804)
   Purchase of FHLB Stock                                                          (91,700)                              -
                                                                         ------------------              ------------------

            Net cash used in investing activities                               (5,233,203)                     (3,974,426)
                                                                         ------------------              ------------------

Cash flows from financing activities
   Net change in deposits                                                       (2,897,894)                      2,749,041
   Net decrease in advance payments by borrowers
     for taxes and insurance                                                      (238,084)                       (192,274)
   Proceeds from stock options                                                     199,717                         100,981
   Repurchase of common stock                                                            -                        (333,300)
   Net change in borrowings                                                                                     (2,000,000)
   Dividends paid                                                                 (576,860)                       (443,387)
                                                                         ------------------              ------------------
            Net cash used in financing activities                               (3,513,121)                       (118,939)
                                                                         ------------------              ------------------

            Net decrease in cash and cash equivalents                           (7,211,125)                     (2,455,693)

Cash and cash equivalents at beginning of period                                 9,183,215                       6,250,706
                                                                         ------------------              ------------------

Cash and cash equivalents at end of period                                     $ 1,972,090                     $ 3,795,013
                                                                         ==================              ==================

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                  $ 1,460,030                     $ 1,904,281
     Taxes on income                                                               557,726                         524,690
                                                                         ==================              ==================

     Transfers from loans to real estate acquired
     through foreclosure                                                         $ 247,160                     $         -
                                                                         ==================              ==================

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

The consolidated financial statements for the three and nine-month periods ended September 30, 2002 and 2001 are unaudited. In the opinion of management of the Company, these financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to management's determination of the allowance for loan losses, which is a critical accounting policy of the Company. We believe our policies with respect to the methodology for determining the allowance for loan losses involve a higher degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about highly uncertain matters. These critical policies and their application are periodically reviewed with the Audit Committee and the Board of Directors.

3. EARNINGS PER SHARE COMPUTATIONS
   --------------------------------

2002
----

Earnings per share - basic is computed using the weighted average number of common shares outstanding of 1,888,376 and 1,879,562 for the three and nine months ended September 30, 2002, respectively, and divided into the net earnings of $418,236 and $1,142,747, for the three and nine months ended September 30, 2002, respectively, resulting in basic earnings per share of $.22 and $.61 for the three and nine months ended September 30, 2002, respectively.

Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued pursuant to the Bank's stock option plan using the average price per share for the period. Such additional shares were 3,445 and 3,283 shares for the three and nine months ended September 30, 2002, respectively, due to the average price per share being more than the stock option exercise price for these periods. Net earnings for the three and nine months ended September 30, 2002 were $418,236 and $1,142,747, respectively, resulting in diluted earnings per share of $.22 and $.61 for the three and nine months ended September 30, 2002, respectively.

2001
----

Earnings per share - basic is computed using the weighted average number of common shares outstanding of 1,867,901 and 1,880,101 for the three and nine months ended September 30, 2001, respectively, and divided into the net earnings of $296,537 and $850,639, for the three and nine months ended September 30, 2001, respectively, resulting in net earnings per share of $.16 and $.45 for the three and nine months ended September 30, 2001, respectively.

Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued pursuant to the Bank's stock option plan using the average price per share for the period. There were no additional shares assumed to be issued for the three and nine months ended September 30, 2001, due to the average price per share being less than the stock option exercise price for these periods. Net earnings for the three and nine months ended September 30, 2001 were $296,537 and $850,639, respectively, resulting in net earnings per share of $.16 and $.45 for the three and nine months ended September 30, 2001, respectively.

4. DIVIDENDS
   ---------

On July 17, 2002 the Company declared a cash dividend on its common stock payable on August 22, 2002 to stockholders of record as of August 6, 2002, equal to $.25 per share or approximately $537,654. Of this amount, the payment of approximately $287,500 (representing the dividend payable on 1,150,000 shares owned by WCF Financial, M.H.C., the Company's mutual holding company) was waived by the mutual holding company, resulting in an actual dividend distribution of $250,154.

5. INTANGIBLE ASSET
   ----------------

A Company subsidiary maintains an intangible asset relating to a customer list. It has an estimated useful life of 15 years and is being amortized using the straight-line method. At September 30, 2002, the gross carrying amount was $145,000 with accumulated amortization of $19,337. Amortization expense for the nine months ended September 30, 2002 and 2001 was $7,254 and $10,476, respectively.

The estimated amortization expense for the following five year period is as follows:

           December 31, 2003              $  9,667.
           December 31, 2004                 9,667.
           December 31, 2005                 9,667.
           December 31, 2006                 9,667.
           December 31, 2007                 9,667.

                                     Item 2

                  Webster City Federal Bancorp and Subsidiaries

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


FINANCIAL CONDITION
-------------------

Total assets decreased by $2.0 million, or 1.9%, from December 31, 2001 to September 30, 2002. Cash and cash equivalents decreased $7.2 million or 78.4% and time deposits in other financial institutions increased by $6.3 million or 450%. Loans receivable increased $1.7 million or 2.3% from December 31, 2001 to September 30, 2002. At September 30, 2002, the Company had $44,000 in real estate owned. Investment securities decreased $1.4 million or 30.6%, from December 31, 2001 to September 30, 2002. Prepaid expenses and other assets increased by $232,100 or 85.7% from December 31, 2001 to September 30, 2002, which includes an investment of $280,000 in a local real estate property. During the nine-month period deposits decreased $2.9 million, or 4.1%.

Total stockholders' equity increased by $803,600 to $22.2 million at September 30, 2002 from $21.3 at December 31, 2001 as earnings of $1.1 million and additional paid in capital received from officers exercising their stock options were offset by three quarterly dividends totaling $576,900.

CAPITAL
-------

The Bank's total equity, increased by $695,200, to $21.3 million at September 30, 2002 from $20.6 million at December 31, 2001. The Office of Thrift
Supervision (OTS) requires that the Bank meet certain minimum capital requirements. As of September 30, 2002 the Bank was in compliance with all regulatory capital requirements. The Bank's required, actual and excess capital levels as of September 30, 2002 were as follows:

                       Required       % of      Actual      % of      Excess
                        Amount       Assets     Amount      Assets    Capital
                        ------       ------     ------      ------    -------
                                        (Dollars in thousands)

Tier 1 (Core) Capital   $3,994       4.0%      $21,322      21.36%     $17,328
Risk-based Capital      $4,015       8.0%      $21,581      43.00%     $17,566

LIQUIDITY
---------

OTS regulations require the Bank to maintain an average daily balance of qualified liquid assets (cash, certain time deposits and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable deposits plus short-term borrowings.

RESULTS OF OPERATIONS
---------------------

Interest Income. Interest income remained unchanged at $1.7 million for the three months ended September 30, 2002 and for the three months ended September 30, 2001. This was the result of a decrease in the average yield on interest-earning assets to 6.83% for the three months ended September 30, 2002 from 7.03% for the three months ended September 30, 2001 and an increase in the average balance of interest earning assets of $3.5 million or 3.7% to $97.9 million for the three months ended September 30, 2002 from $94.4 million for the three months ended September 30, 2001. Interest income remained at $5.0 million for the nine months ended September 30, 2002 and for the nine months ended September 30, 2001. This was the result of a decrease in the average yield on interest-earning assets to 6.84% for the nine months ended September 30, 2002 from 7.22% for the nine months ended September 30, 2001 and an increase in the average balance of interest earning assets of $4.5 million or 4.8% to $97.8 million for the nine months ended September 30, 2002 from $93.4 million for the nine months ended September 30, 2001.

Interest on loans for the three months ended September 30, 2002 increased $16,100 or 1.1% compared to the three months ended September 30, 2001. The increase resulted primarily from an increase in total loans outstanding during the period, offset by a decrease in the yields on loans receivable from 7.74% for the nine months ended September 30, 2001 to 7.63% for the nine months ended September 30, 2002. Interest on loans for the nine months ended September 30, 2002 increased $86,000 or 2.0% compared to the nine months ended September 30, 2001. The increase resulted primarily from an increase in total loans outstanding for the nine months ended September 30, 2002, partly offset by a decrease in the yields on loans receivable from 7.74% for the nine months ended September 30, 2001 to 7.63% for the nine months ended September 30, 2002. The decrease in the yield on loans receivable was primarily due to lower market rates and adjustable rate loans repricing at a lower rate based on the lagging index used by the Bank.

Interest on mortgage-backed securities decreased by $28,200 or 35.5% for the three-month period ended September 30, 2002 as compared to the same period ended September 30, 2001. The decline resulted from a decrease of $2.0 million or 42.3% in the average balance of mortgage-backed securities to $3.2 million for the three months ended September 30, 2002 from to $4.7 million for three months ended September 30, 2001 and a decrease of 38 basis points in the average yield on mortgage-backed securities to 6.36% for the three months ended September 30, 2002 from 6.74% for the three months ended September 30, 2001. Interest on mortgage-backed securities decreased $98,500 or 36.1% for the nine months ended September 30, 2002 compared to same period ended September 30, 2001. The decline resulted from a decrease of $1.7 million or 32.3% in the average balance of mortgage-backed securities to $3.6 million for the nine months ended September 30, 2002 from $5.3 million for nine months ended September 30, 2001 and a decrease of 42 basis points in the average yield on mortgage-backed securities to 6.48% for the nine months ended September 30, 2002 from 6.90% for the nine months ended September 30, 2001.

Interest on investment securities increased by $80,100 or 161.6% for the three months ended September 30, 2002 compared to the same period ended September 30, 2001. This was due to an increase in the average balance of investment securities from $3.9 million for the three months ended September 30, 2001 to $9.5 million for the three months ended September 30, 2002 and an increase in the average yield of 30 basis points from 5.15%, for the three months ended September 30, 2001 to 5.45%, for the three months ended September 30, 2002. Interest on investment securities increased by $153,100 or 55.6% for the nine months ended September 30, 2002 as compared to the same period ended September 30, 2001. This was due to an increase in the average balance of investment securities from $5.9 million for the nine months ended September 30, 2001 to $10.9 million for the nine months ended September 30, 2002 offset by a decrease in the average yield of 101 basis points from 6.21%, for the nine months ended September 30, 2001 to 5.20%, for the nine months ended September 30, 2002.

Interest Expense. Interest expense decreased by $222,300, or 25.6%, from $868,900 for the three months ended September 30, 2001 to $646,500 for the three months ended September 30, 2002. Interest expense decreased by $565,600 or 21.2%, from $2.7 million for the nine months ended September 30, 2001 to $2.1 million for the nine months ended September 30, 2002. The interest expense on the FHLB advances increased by $31,400 or 32.6% from $96,400 for the three months ended September 30, 2001 to $127,800 for the three months ended September 30, 2002. The increase in interest on FHLB advances was more than offset by a decrease in interest on deposits of $253,700 or 32.8% from $772,500 for the three months ended September 30, 2001 to $518,800 for the three months ended September 30, 2002. The interest expense on the advances increased by $38,200 or 11.2% from $340,900 for the nine months ended September 30, 2001 to $379,100 for the nine months ended September 30, 2002. The increase in interest on FHLB advances was more than offset by a decrease in interest on deposits of $603,800 or 26.0% from $2.3 million for the nine months ended September 30, 2001 to $1.7 million for the nine months ended September 30, 2002. Net Interest Income. Net interest income before provision for losses on loans increased by $234,400 or 29.7% from $790,400 for the three months ended September 30, 2001 to $1.0 million for the three months ended September 30, 2002. Net interest income increased by $528,800 or 22.1% for the nine months ended September 30, 2002 compared to the same period ended September 30, 2001. The Company's interest rate spread for the nine months ended September 30, 2002 increased by 87 basis points to 3.23% from 2.36% for the nine months ended September 30, 2001.

Provision for Losses on Loans. There were provisions for losses on loans of $20,000 for the three and nine months ended September 30, 2002. The Company had $379,300 in non-performing loans as of September 30, 2002 compared to $687,100 as of September 30, 2001. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, reflects all known and inherent losses in the portfolio that are both probable and reasonably estimable. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses.

Non-interest Income. Total non-interest income decreased by $6,800 or 5.1% for the three-month period ended September 30, 2002 as compared to the same period ended September 30, 2001. Non-interest income increased $33,300 or 10.1% for the nine months ended September 30, 2002 as compared to the same period ended September 30, 2001. The increases were related to an increase in fees and service charges.

Non-interest Expense. Non-interest expense decreased $13,500 or 2.7% for the three-month period ended September 30, 2002 compared to the same period ended September 30, 2001. Non-interest expense increased $92,200 or 6.7% for the nine-month period ended September 30, 2002 compared to the same period ended September 30, 2001. Compensation and benefit costs increased $21,900 or 9.1% from $240,300 for the three months ended September 30, 2001 to $262,200 for the three-month period ended September 30, 2002. The increase in compensation was due to the addition of one full-time staff member and the Company's contribution to the employees defined benefit retirement plan. Data processing services expense increased $21,900 or 77.6% for the three-month period ended September 30, 2002 compared to the same period ended September 30, 2001.The increase was due to the Bank changing data processing centers to be able to offer its customer's new services. Compensation and benefit costs increased by $90,600 to $802,100 for the nine months ended September 30, 2002 from $711,500 for the nine months ended September 30, 2001. The increase in compensation was due to the addition of one full-time staff member and the Company's contribution to the employees defined benefit retirement plan. The increase in compensation was due to the addition of one full-time staff member and the Company's contribution to the employees defined benefit retirement plan. Data processing services expense increased $40,600 or 44.6% for the nine-month period ended September 30, 2002 compared to the same period ended September 30, 2001. The increase was due to the Bank changing data processing centers to be able to offer its customer's new services.

Taxes on Income. Income taxes for the three months ended September 30, 2002, increased to $233,200 compared to $133,800 for the same period ended September 30 2001. Income taxes for the nine months ended September 30, 2002, increased $157,800 or 32.2% to $647,700 from $489,900 for the nine-month period ended September 30 2001. The effective income tax rate for the first nine months of 2002 was 37.8% compared to 36.6% for the first nine months of 2001.

Net Earnings. Net earnings totaled $418,200 for the three months ended September 30, 2002 compared to $296,500 for the three months ended September 30, 2001. Net earnings increased $292,100 or 34.3% to $1.1 million for the nine-month period ended September 30, 2002 compared to $850,600 for the same period ended September 30, 2001.

IMPACT OF NEW ACCOUNTING STANDARDS
----------------------------------

SFAS No. 141 & 142
------------------

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and SFAS No. 142 on January 1, 2002. The effects of implementation had no impact on the Company's financial condition or results of operations.

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

SFAS No. 147
------------

In September 2002, the FASB issued SFAS 147 Acquisitions of Certain Financial Institutions (SFAS No. 147). SFAS No. 147 changed the special accounting for unidentifiable intangible assets recognized under SFAS No. 72. Transition provisions for previously recognized unidentifiable intangible assets were effective on October 1, 2002. The effects of implementation had no impact on the Company's financial condition or results of operations.

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

                                     Item 3

                             Controls and Procedures


      (a) Evaluation of disclosure controls and procedures.

Under the supervision and with participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company
evaluated the effectiveness of the design and operation of the Company disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date , The Company disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

      (b) Changes in internal controls.

There were no significant changes made in out internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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


Item 3. Defaults Upon Senior Securities
        -------------------------------
           None


Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------
           None


Item 5. Other Information
        -----------------
           None


Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

           (a) Exhibits

          99.1 Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
               Section 1350.

          99.2 Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
               Section 1350.

            (b) No form 8-K reports were filed during the quarter ended
                September 30, 2002.

                  Webster City Federal Bancorp and Subsidiaries


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                    WEBSTER CITY FEDERAL BANCORP
                                            Registrant




Date: November 8, 2002
                               By:  /s/ Phyllis A. Murphy
                                    --------------------------------------------
                                    Phyllis A. Murphy
                                    President and Chief Executive Officer




Date: November 8, 2002         By:  /s/ Stephen L. Mourlam
                                    --------------------------------------------
                                    Stephen L. Mourlam
                                    Exec. Vice President/Chief Financial Officer

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Phyllis A. Murphy, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Webster City Federal Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                        /s/ Phyllis A. Murphy
---------------------                  -------------------------------------
Date                                   Phyllis A. Murphy
                                       President and Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Stephen L. Mourlam, Executive Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Webster City Federal Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



---------------------                  -------------------------------------
Date                                    Stephen L. Mourlam
                                        Executive Vice President and Chief
                                        Financial Officer