Form 10KSB
WEBSTER CITY FEDERAL BANCORP
filed 2003-03-31
CIK 1089830

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [NO FEE REQUIRED] For the transaction period from ___________________ to ______________________

                           Commission Number: 0-26577

                          WEBSTER CITY FEDERAL BANCORP
                          ____________________________
             (Exact Name of Registrant as Specified in its Charter)

               UNITED STATES                                   42-1491186
               -------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

820 DES MOINES STREET, WEBSTER CITY,IOWA                        50595-0638
----------------------------------------                        ----------
(Address of Principal Executive Offices)                        (Zip Code)



                                 (515) 832-3071

               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                     ______________________________________
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days. YES |X| NO

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

         The Registrant's revenues for year ended December 31, 2002 were $6.7 million.

         As of February 28, 2003, there were issued and outstanding 1,888,376 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price of such stock on the NASDAQ "Small-Cap" System as of February 28, 2003, was $ 11,813,436. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the year ended December 31, 2002 (Parts II and III).

2. Proxy Statement for the 2003 Annual Meeting of Stockholders (Part III).

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Registrant, Webster City Federal Bancorp (the "Company"), and its subsidiaries, Webster City Federal Savings Bank and Security Title and Abstract, Inc., conduct operations in Webster City, Iowa. Webster City Federal Bancorp is the successor to Webster City Federal Savings Bank, a federal stock savings bank (the "Bank"), which reorganized into the holding company structure effective July 1, 1999 (the "Holding Company Reorganization"). In the Holding Company Reorganization, each outstanding share of the Bank's common stock was converted by operation of law into one share of the Registrant's common stock, and each stockholder of the Bank received the same ownership interest in the Registrant immediately following the Holding Company Reorganization as he or she had in the Bank immediately prior to that transaction. Webster City Federal Savings Bank conducts its operations from a single office in Webster City, Iowa, and is the successor to Webster City Federal Savings and Loan Association, which was chartered originally in 1934, and became a federally chartered savings and loan association that same year. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1934. Security Title and Abstract, Inc. an Iowa corporation is engaged in the business of providing abstracting and title services for properties located in Hamilton County, Iowa. The Company purchased the abstracting company in September of 2000. At December 31, 2002, the Company had total assets of $103.5 million, total deposits of $70.3 million, and stockholders' equity of $22.2 million.

         The Company is primarily engaged in the business of attracting deposits from the general public in the Company's market area and investing such deposits, together with other sources of funds, in mortgage loans secured by one- to four-family residential real estate for retention in the Company's portfolio. At December 31, 2002, $62.4 million, or 85.1% of the Company's net loan portfolio, consisted of one-to four-family residential mortgage loans and $3.9 million, or 5.3%, of the Company's net loan portfolio consisted of multi-family residential, commercial real estate and other loans. The Company also originates home equity loans, which totaled $4.3 million, or 5.9% of the Company's net loan portfolio at December 31, 2002. At December 31, 2002, consumer and other loans totaled $3.8 million, or 5.2%, of the Company's net loan portfolio. The Company also invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof, which totaled $2.7 million, or 2.6%, of total assets at December 31, 2002.

         The Company's principal executive office is located at 820 Des Moines Street, Webster City, Iowa, and its telephone number at that address is (515) 832-3071.

MARKET AREA AND COMPETITION

         The Company is headquartered in Webster City, Iowa, a community of approximately 8,000 people. The Company is the largest independent financial institution and the leading originator of home mortgage loans headquartered in Hamilton County. Although the Company conducts its operations from a single office, its market area for lending and other financial services consists of Hamilton and surrounding contiguous counties. Although the economy of the Company's market area is heavily influenced by agriculture, it has a fairly diverse industrial base. The major employers in the Company's market are Frigidaire, a home appliance manufacturer, Van Diest Supply Co., a chemical and fertilizer concern, Webster City Custom Meats, a meat processor, Tasler Inc., a pallet/styrofoam packaging manufacturer, Arrow Acme Corporation, a die-castings manufacturer, Beam Industries, a central vacuum systems manufacturer, and Daily Freeman Journal, a newspaper and printing firm.

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

LENDING ACTIVITIES

         LOAN AND MORTGAGE-BACKED SECURITIES PORTFOLIO COMPOSITION. The principal components of the Company's loan portfolio are fixed- and adjustable-rate first mortgage loans secured by one- to four-family residential real estate, home equity loans, multi-family residential mortgage loans, and, to a much lesser extent, commercial real estate loans and consumer loans. At December 31, 2002, the Company's net loans receivable totaled $73.3 million, of which $60.7 million, or 82.8%, were one- to four-family residential real estate mortgage loans, $5.7million, or 7.8%, were multi-family residential, commercial real estate and other loans, $4.3 million, or 5.9%, were home equity loans and $4.5 million, or 6.0%, were consumer and other loans.

         The Company also invests in mortgage-backed securities consisting of pass-through certificates insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), or the Federal National Mortgage Association ("FNMA"). At December 31, 2002, mortgage-backed securities totaled $2.7 million, or 2.6% of total assets. At December 31, 2002, 54.2% of the Company's mortgage-backed securities were secured by ARM loans, and 45.8% were secured by fixed-rate loans. The Company's policy is to hold mortgage-backed securities to maturity.

         ANALYSIS OF LOAN PORTFOLIO. Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan as of the dates indicated.



                                                                        At December 31,
                                  --------------------------------------------------------------------------------------------
                                        2002               2001               2000                 1999                 1998
                                  ----------------   ----------------   ----------------     ----------------     ----------------
                                  Amount   Percent   Amount   Percent   Amount   Percent     Amount   Percent     Amount   Percent
                                  ------   -------   ------   -------   ------   -------     ------   -------     ------   -------

Real estate loans:
  One- to four-family
    residential                 $ 60,677    82.76%   $62,109    82.84%   $55,114    79.76%   $ 50,420    81.07%   $ 44,047    77.61%
  Home equity                      4,347     5.93      4,729     6.35      4,750     6.87       4,142     6.66       4,347     7.66
  Multi-family residential,
    commercial real estate
      and other                    5,680     7.75      4,963     7.19      5,317     7.69       5,248     8.43       5,961    10.50
                                  ------   -------   ------   -------   ------   -------     ------   -------     ------   -------
    Total real estate loans       70,704    96.43%    71,801    96.38%    59,810    94.32%     59,810    96.16%     54,355    95.77%

Consumer and other loans:

  Automobile                       1,994     2.72%     2,362     3.17%     2,418     3.50%      1,682     2.71%      1,536     2.71%
  Home improvement                   768     1.05      1,124     1.51      1,485     2.15       1,083     1.74         963     1.70
  Loans on savings deposits          320      .44        255      .34        526      .76         248       39         417      .73
  Other                              706      .96        720      .97        770     1.11         587       94         752     1.33
                                  ------   -------   ------   -------   ------   -------     ------   -------     ------   -------
    Total consumer and
      other loans                  3,788     5.17%     4,461     5.99%     5,199     7.52%      3,600     5.78%      3,668     6.47%

Real estate sold on
  contract                            53     0.07         62     0.09         66     0.10         100     0.16         128     0.23
                                  ------   -------   ------   -------   ------   -------     ------   -------     ------   -------
    Total loans receivable        74,545   101.67     76,324   102.46%    70,446   101.95%     63,510   102.10%     58,151   102.47%

Less:
Undisbursed loan proceeds       $    822     1.12%   $ 1,449     1.95%   $   928     1.35%       $922     1.48%     $  999     1.76%
  Premiums on loans
    purchased                          _        _         (1)   (0.01)%       (3)   (0.01)%       ( 6)   (0.01)%       (11)  (0.02)%

Unearned discount and net
    deferred loan fees                 _        _          6     0.01%        14     0.02%         20     0.02%         26     0.05%
  Allowance for loan losses          404     0.55%       378     0.51%       403     0.59%        382     0.61%        385     0.68%
                                  ------   -------   ------   -------   ------   -------     ------   -------     ------   -------
    Total loans receivable,
      net                       $ 73,319   100.00%   $74,492   100.00%   $69,104   100.00%   $ 62,192   100.00%    $56,752   100.00%


         LOAN AND MORTGAGE-BACKED SECURITIES MATURITY SCHEDULE. The following table sets forth the maturity or period of repricing of the Company's loan and mortgage-backed securities portfolio at December 31, 2002. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due.

                                                                                                  Beyond
                                               Within      1-3       3-5       5-10      10-20      20
                                               1 Year     Years      Years      Years     Years    Years     Total
                                             ------------------------------------------------------------------------------
                                                                          (In Thousands)

Real estate loans:
  One- to four-family residential...........   $6,928    $5,753     $3,542    $7,997    $13,590   $27,214   $65,024
Multi-family residential, commercial
    real estate and other loans.............      969     1,084        268        17     1,503      1,838     5,680
Consumer and other loans....................      676     1,290      1,053       375       354         40     3,788
Real estate sold on contract................      ---       ---        ---        53       ---        ---        53
                                               ------    ------    -------   -------   -------    ------   --------
    Total loans receivable (gross)..........    8,573     8,127      4,863     8,442    15,447     29,092    74,545
                                               ------    ------    -------     -----    ------     ------    ------

Mortgage-backed securities (gross)..........    1,195       320         32       342       613        162     2,665
                                               ------    ------    -------   -------   -------     ------   --------

    Total loans and
      mortgage-backed securities............   $9,768   $ 8,447    $ 4,896   $ 8,731   $16,060    $29,254  $ 77,210
                                               ======   =======     =======  =======   =======    =======  ========



         FIXED- AND ADJUSTABLE-RATE LOAN AND MORTGAGE-BACKED SECURITIES SCHEDULE. The following table sets forth at December 31, 2002, the dollar amount of all fixed rate and adjustable rate loans due, and mortgage-backed securities that mature, after December 31, 2003.


                                                                        Fixed          Adjustable           Total
                                                                     -----------       ----------        -----------
                                                                                     (In Thousands)
Real estate loans:
  One- to four-family residential.............................        $  46,614         $  11,483        $  58,097
  Multi-family residential, commercial
    real estate and other.....................................            3,808               903            4,711
Consumer and other loans......................................            4,710                --            4,710
Real estate sold on contract..................................               53                --               53
                                                                      ---------          --------         ---------
    Total loans receivable (gross)............................        $  55,185         $  12,386        $  67,571
                                                                      =========         =========        =========

Mortgage-backed securities (gross)............................        $   1,179         $     290       $   1,469
                                                                      =========         ==========       =========



         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. The Company's primary lending activity currently consists of the origination of fixed rate and adjustable-rate one- to four-family owner-occupied residential mortgage loans collateralized by properties located in the Company's market area. The Company also originates one- to four-family construction loans that convert to permanent loans after the initial construction period which generally does not exceed nine months. The Company is a portfolio lender. In recent years, it has not sold loans in the secondary mortgage market and does not intend to conduct secondary market sales in the foreseeable future. One- to four-family loans are underwritten and originated according to policies approved by the Board of Directors. The Company has purchased one- to four-family mortgage loans collateralized by properties in Texas and Colorado. At December 31, 2002, the Company had an aggregate principal balance of $4.0 million in purchased loans.

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

         The Company also originates adjustable-rate mortgage ("ARM") loans with a maximum term of up to 30 years. The Company's ARM loans have interest rates that adjust every year or every three years based on an interest rate index. The Company's one-year ARM loans have terms of up to 30 years, with interest rates that adjust annually based on changes in the Quarterly National Average Cost of Funds for All SAIF Insured Institutions (the "SII Index"). The maximum annual increase in the interest rate charged on the Company's one-year ARM loans is 100 basis points, and the maximum life of the loan increase in interest rates is 600 basis points. The interest rate on the Company's three-year ARM loans adjusts every three years by up to 200 basis points per adjustment based on the SII Index at the time of adjustment. The maximum life of the loan increase in interest rate on the Company's three-year ARM loans is 600 basis points. In 2002, ARM loan originations decreased as a percentage of total mortgage loan originations, due to a higher demand for longer term fixed rate loans in the generally lower market interest rate environment. For the years ended December 31, 2002 and December 31, 2001, the Company originated $2.8 million and $1.1 million of ARM loans, respectively, which represented 16.4% and 5.9% of total mortgage loan originations, respectively, during such years.

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

         MULTI-FAMILY RESIDENTIAL, COMMERCIAL REAL ESTATE AND OTHER REAL ESTATE LOANS. At December 31, 2002, the Company had a total of 44 loans secured by multi-family and commercial real estate properties. The Company's multi-family real estate loans are secured by multi-family residences, such as rental properties, and commercial real estate loans are secured by other income producing properties such as nursing homes and office buildings. The Company also originates multi-family construction loans that convert to permanent loans after the initial construction period which generally does not exceed nine months. At December 31, 2002, the Company's multi-family and commercial real estate loans had an average principal balance of $126,500 and the largest multi-family or commercial real estate loan had a principal balance of $867,000. Multi-family and commercial real estate loans currently are offered with adjustable interest rates, although in the past the Company has originated fixed-rate multi-family and commercial real estate loans. The terms of each loan are negotiated on a case-by-case basis, although such loans typically have adjustable interest rates tied to a market index with a 600 basis point lifetime interest rate cap, and amortize over 15 years. An origination fee of 1% is usually charged on multi-family loans. The Company generally makes multi-family and commercial real estate loans up to 75% of the appraised value of the property securing the loan.

         The Company's originations of multi-family and commercial real estate loans have been limited in recent years because of limited local demand. However, as noted previously, the Company has in the past purchased out-of-market loans, and the aggregate principal balance of such multi-family and commercial real estate loans at December 31, 2002 was $5.6 million.

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

         HOME EQUITY AND HOME IMPROVEMENT LOANS. The Company also originates home equity and home improvement loans. As of December 31, 2002, home equity and home improvement loans totaled $5.1 million, or 7.0%, of the Company's total loan portfolio. The Company's home equity and home improvement loans have fixed interest rates and are generally for terms of 5 to 10 years, with a maximum of 15 years. The Company's home equity and home improvement loans are closed-end loans for specific dollar amounts. They are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90% or less.

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

         If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. A certificate of title, based on a title search of the property, is generally required on all loans secured by real property. At December 31, 2002, the Company had outstanding loan commitments of $272,300. This amount does not include $822,500 of the unfunded portion of loans in process.

ORIGINATION,   PURCHASE  OF  LOANS.   The  table   below  shows  the   Company's
originations,  purchases and sales of loans for the years indicated.


                                                                                 Year Ended December 31
                                                           ----------------------------------------------------------
                                                                 2002                  2001                  2000
                                                                 ----                  ----                  ----
                                                                                   (In Thousands)

Total loans receivable at beginning of year........            $ 74,492              $ 69,104              $ 62,192
Loans purchased:
  Real estate:
Total loans purchased..............................                  --                    --                   450
                                                              ---------              --------             ---------
Loans originated:
  Real estate......................................              16,783                 21,101               12,440
  Consumer.........................................               5,430                2,116                 5,617
                                                              ---------             ---------            ---------
     Total loans originated........................              22,213               23,217                18,507
                                                              ---------             --------             ---------
Loans transferred to REO...........................               (391)                  (48)                   ___
Loan repayments....................................            (23,012)              (17,789)              (11,607)
Other loan activity (net)..........................                  17                     8                    12
                                                              -------------         --------             ---------
      Total loans receivable at end of year, net...           $  73,319             $ 74,492             $  69,104
                                                              =========             ========             =========



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

MORTGAGE-BACKED SECURITIES

         Apart of the Company's business involves investments in mortgage-backed securities. At December 31, 2002, all of the Company's mortgage-backed securities were insured or guaranteed by a United States Government agency or sponsored corporation. All of the Company's mortgage-backed securities portfolio consists of pass-through certificates. The Company invests in mortgage-backed securities to supplement local loan originations as well as to reduce interest rate risk exposure.

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

         Set forth below is information relating to the Company's purchases and repayments of mortgage-backed securities for the years indicated.


                                                                              Year Ended December 31,
                                                               ----------------------------------------------------
                                                                  2002                 2001                 2000
                                                                  ----                 ----                 ----
                                                                                   (In Thousands)
Mortgage-backed securities
  at beginning of year:............................              $4,205               $6,025               $7,805
      Purchases....................................
      Repayments....................................             (1,509)              (1,807)              (1,766)
     Discount (premium) amortization...............                  (7)                 (13)                 (14)
                                                               ---------             --------              -------
Mortgage-backed securities
  at end of year, net..............................              $2,689               $4,205               $6,025
                                                               =========             ========             ===========



         The  following   table  sets  forth   selected  data  relating  to  the
composition of the Company's mortgage-backed securities for the years indicated.



                                                                         At December 31,
                                                            -------------------------------------------------
                                                            2002                  2001                2000
                                                            ----                  ----                ----
                                                            $        %            $        %          $        %
                                                           ---      ---          ---      ---        ---      ---
                                                                          (Dollars in Thousands)

Mortgage-backed securities:
  Adjustable........................................      $ 1,457   54.2%       $ 2,349   55.9%     $ 3,146   52.2%
  Fixed.............................................        1,232   45.8          1,856   44.1        2,879   47.8
                                                         --------   ------   ----------   ----------      --------
Total mortgage-backed
 securities, net...............................          $  2,689   100.0%      $ 4,205   100.0%    $ 6,025   100.0%
                                                         ========   ======      ========  ======    ========  =====


         At December 31, 2002, mortgage-backed securities totaled $2.7 million, or 2.6%, of total assets. ARM loans collateralized 54.2% of the Company's mortgage-backed securities portfolio, and fixed-rate loans collateralized 45.8% of the Company's mortgage-backed securities portfolio. All of the Company's mortgage-backed securities are insured or guaranteed by the FHLMC, the GNMA, or the FNMA. At December 31, 2002, all the Company's mortgage-backed securities were classified as "held to maturity." At December 31, 2002, the Company's mortgage-backed securities portfolio had a fair value of $2.8 million.

         Effective February 1992, the OTS adopted Thrift Bulletin 52 ("TB 52"). Among other things, TB 52 sets forth certain guidelines with respect to depository institutions' investment in certain "high risk mortgage securities." "High-risk mortgage securities" are defined as any mortgage derivative product that at the time of purchase, or at any subsequent date, meets any of three tests that are set forth in TB 52. High-risk mortgage securities may be purchased only in limited circumstances, and if held in a portfolio, must be reported as trading assets at market value, or as available-for-sale assets at the lower of cost or market value. In certain circumstances, OTS examiners may seek the orderly divestiture of high-risk mortgage securities. As of December 31, 2002, the Company did not hold any "high-risk mortgage securities" in its portfolio.

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

         When REO is acquired or otherwise deemed REO, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated fair value, less estimated selling expenses. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations. At December 31, 2002, the Company had $18,000 in REO.

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


                                                                          At December 31,
                                                            --------------------------------------------
                                                            2002      2001      2000      1999      1998
                                                            ----      ----      ----      ----      ----
                                                                        (Dollars  in Thousands)

Delinquent loans:
  One- to four-family residential real estate........      $ 104     $ 909     $ 195     $  --     $  --
  All other real estate..............................         --        --        --        --        --
  Consumer loans, other..............................          6        58        --         6        15
                                                           -----      ------    ------    -------   ------
    Total delinquent loans...........................        110       967       195         6        --
Total real estate owned (1)..........................         19        48        --        --        22
                                                           -------    --------  ------    -------   ------
      Total non-performing assets....................      $ 129     $1,015      195     $   6     $  37
                                                           ======     ======    =======   =======   =======

Total loans delinquent 90 days or more
  to net loans receivable............................        .18%      1.30%     0.29%     0.01%      0.03%
Total loans delinquent 90 days or more
  to total assets....................................        .11%      0.95%     0.20%     0.01%      0.02%
  to total assets....................................        .12%      1.00%     0.20%     0.01%      0.04%



------------------------------------
(1)  Represents  the net book value of  property  acquired by the Company  through  foreclosure  or deed in lieu of foreclosure.  Upon  acquisition,  this  property is recorded  at the lower of its fair value,  less  estimated selling costs, or the principal balance of the related loan.


         The following table sets forth information with respect to loans delinquent 30-89 days in the Company's portfolio at the dates indicated.


                                                                                At December 31,
                                                           -------------------------------------------------------
                                                             2002        2001        2000        1999         1998
                                                            ------      ------      ------      ------       ------
                                                                                 (In Thousands)

Loans past due 30-89 days:
  One- to four-family residential....................       $1,453      $1,145      $ 588       $ 445        $ 521
  All other mortgages................................          938          --         --          --           --
 Consumer, other.....................................          167         197        208          60           94
                                                            ------      ------      -------     -------      ------
    Total past due 30-89 days........................       $2,558      $1,342      $ 796       $ 505        $ 615
                                                            ======      ======      =======     =======      =====





         The following table sets forth information with respect to the Company's delinquent loans and other problem assets at December 31, 2002.


                                                                                         At  December  31, 2002
                                                                                     ----------------------------
                                                                                     Balance               Number
                                                                                          (Dollars in Thousands)

Residential real estate:
  Loans 30 to 89 days delinquent.......................................              $ 1,453                51
  Loans 90 days or more delinquent.....................................                  150                 6
All other real estate loans:
  Loans 30 to 89 days delinquent.......................................                   --                --
  Loans 90 days or more delinquent.....................................                   --                --
Commercial non-real estate (30 days or more delinquent)................                   --                --
Consumer loans (30 days or more delinquent)............................                  204                48
Foreclosed real estate and repossessions...............................                   18                 1
Other non-performing assets............................................                   --                --
Restructured loans within the meaning of Statement of
  Financial Accounting Standards No. 15 (not included
  in other nonperforming categories above).............................                   --                --
Loans to facilitate sale of real estate owned..........................                   53                 3


         CLASSIFICATION OF ASSETS. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. At December 31, 2002, the Company had no special mention loans, $1.1 million in substandard assets and $17,000 in doubtful assets.

         The following table sets forth the aggregate amount of the Company's classified assets for the years indicated.


                                                                                    Year Ended December 31,
                                                               ------------------------------------------------------------
                                                                  2002                 2001                 2000
                                                               ---------            ---------            ----------
                                                                                  (In Thousands)

Substandard assets.................................           $   1,070             $  1,396             $     647
Doubtful assets....................................                  17                   42                    --
Loss assets........................................                  --                   --                    --
                                                              ---------             --------             ---------
     Total classified assets.......................           $   1,087             $  1,438             $     647
                                                              =========             ========             =========


         ALLOWANCE  FOR LOAN  LOSSES.  Management's  policy  is to  provide  for estimated losses on the Company's loan portfolio based on management's evaluation of the estimated losses that may be incurred. The Company regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral. During the years ended December 31, 2002, 2001 and 2000, the Company added $80,000, $ 0, and $0, respectively, to the provision for loan losses. The Company's allowance for loan losses totaled $404,000, $378,000, and $403,000 at December 31, 2002, 2001, and 2000, respectively.

         Management believes that the allowances for losses on loans are adequate. While management uses available information to recognize losses on loans future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and investments in real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

         ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth the analysis of the allowance for loan losses for the years indicated.


                                                                Year Ended December 31,
                                                       -----------------------------------------------------------
                                                       2002            2001        2000        1999           1998
                                                       ----           -----        ----        ----           ----
                                                                            (Dollars in Thousands)

Net loans outstanding.........................       $73,319         $74,492      $69,104     $62,192        $56,572
Average net loans outstanding.................        75,378          72,620       66,222      58,312         55,704
                                                      =======        ========     ========     =======        =======

Allowance balances (at beginning of year).....          378            382               385           385
Provision for losses..........................           80             _                  _             _
                          -...................                                                                      -
Charge-offs...................................           78             25      2          9                  1
Recoveries....................................           24              0                23             6           1
                                                      -------        --------          --------     --------      ------
Allowance balance (at end of year)............      $   404         $  378            $  403         $ 382       $ 385
                                                       ======        ========          ========      =======     =======

Allowance for loan losses as a percent
of net loans receivable at end of year........          0.55%          0. 51%             0.59%        0.61%       0.68%
Net loans charged off as a percent
  of average net loans outstanding............          0.10%          0. 04%             0.01%        0.01%       0.00%
Ratio of allowance for loan losses
  to total nonperforming loans
  at end of year..............................           N/M            39.1%              N/M          N/M         N/M
Ratio of allowance for loan losses
  to total nonperforming loans and REO
  at end of year..............................           N/M            37.2%              N/M          N/M         N/M


INVESTMENT ACTIVITIES

         The Company's investment portfolio comprises investment securities, FHLB stock, and interest-earning deposits in other institutions. The Company has $4.0 million in corporate debt securities, all of which were rated A2 or better. At December 31, 2002, $12.8 million, or 52.7%, of the Company's in investment securities were scheduled to mature in one year or less, $10.5 million, or 43.3%, were scheduled to mature in from one to five years, and $1.0 million, or 4.0%, were scheduled to mature in over five years.

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

         INVESTMENT PORTFOLIO. The following table sets forth the carrying value of the Company's investment portfolio for the years indicated.


                                                                              Year Ended December 31,
                                                           ------------------------------------------------------------
                                                                  2002                 2001                 2000
                                                               ----------           ---------            ---------
                                                                                   (In Thousands)

Investment portfolio:
  U.S. Government and agency obligations...........           $  3,550              $  1,518            $ 11,518
  Corporate debt securities........................              4,040                 5,096                   _
  Interest-earning deposits in other institutions..             15,976                10,258               5,816
  FHLB stock.......................................                705                   613                 613
                                                              ---------             --------             ---------
    Total investments..............................           $ 24,271              $ 21,060            $ 18,315
                                                              =========             ========            =========


     INVESTMENT PORTFOLIO MATURITIES. The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Company's investment portfolio at December 31, 2002.



                                                                  At December 31, 2002
                              ------------------------------------------------------------------------------------------------------
                              One Year or Less     One to Five Years    Five  to Ten Years    More than Ten Years     Total
                              ----------------     -----------------    ------------------    -------------------     --------
                                       Annualized          Annualized             Annualized           Annualized        Annualized
                                         Weighted            Weighted              Weighted              Weighted          Weighted
                              Carrying    Average Carrying    Average   Carrying    Average   Carrying    Average Carrying  Average
                              Value         Yield Value         Yield   Value        Yield    Value         Yield Value      Yield
                              --------  --------- --------  ---------   --------  ----------   --------  --------- -------- -------
                                                                                        (Dollars in Thousands)

Investment portfolio:
  Investment securities,
  U.S.Government            $ 2,015         5.16% $4,546        5.34%   $1,029          6.34% $  --           --  $ 7,590       5.4
 FHLB stock...............      705          3.00     --          --        --             --    --           --      705       3.00
  Interest-earning deposits
   in other institutions.... 10,043          1.81  5,933        3.55        --             --    --           --   15.976      2.462
                             ------                -----                --------              ---------           --------
    Total...................$12,763         2.40% $10,479       4.33%    $1,029         6.34% $  --           --   $24,271     3.40%
                             =======        ===== =======       =====    =======        ===== =========      ====  ========    =====


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

     DEPOSITS. Consumer and commercial deposits are attracted principally from within the Company's market area through the offering of a broad selection of deposit instruments including NOW accounts, passbook savings, money market deposit, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest, which the Company must pay, is not established by regulatory authority. The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Company has sought to decrease the risk associated with changes in interest rates by offering competitive rates on deposit accounts and by pricing certificates of deposit to provide customers with incentives to choose certificates of deposit with longer terms. Due to the current low market interest rate environment, however, terms of over 36 months are not attractive to customers. The Company does not obtain funds through brokers through a solicitation of funds outside its market area. The Company also obtains funds from local governmental sources and held approximately $2.2 million in such funds at December 31, 2002.

     DEPOSIT PORTFOLIO. Savings in the Company as of December 31, 2002, were represented by the various types of deposit programs described below.


  Weighted                                                                                             Percentage
   Average                                                                   Minimum                    of Total
Interest Rate        Minimum Term        Checking and Savings Deposits       Amount       Balances      Deposits
-------------        ------------        -----------------------------       ------       --------      --------
                                                                                       (In Thousands)

   0.00%                 None             Noninterest-bearing checking     $     --       $  1,580         2.25%
   0.50                  None             NOW accounts                           --          8,134         11.58
   1.00                  None             Passbook                               --          4,871          6.94
   1.61                  None             Money market accounts               1,000          7,825         11.14

                                                                                   Certificates of Deposit

   1.98%                3 months          Fixed term, fixed rate           $  1,000       $    800         1.14%
   2.24                 6 months          Fixed term, fixed rate              1,000          1,768          2.52
   2.59                 9 months          Fixed term, fixed rate              1,000          1,923          2.74
   2.73                12 months          Fixed term, fixed rate              1,000          4,650          6.62
   2.79                15 months          Fixed term, fixed rate              1,000            938          1.34
   3.52                18 months          Fixed term, fixed rate              1,000         11,308         16.10
   3.63                24 months          Fixed term, fixed rate              1,000          3,157          4.50
   3.95                30 months          Fixed term, fixed rate              1,000            851          1.21
   4.32                36 months          Fixed term, fixed rate              1,000         16,160         23.02
   4.52                48 months          Fixed term, fixed rate              1,000            742          1.06
   4.88             Over 48 months        Fixed term, fixed rate              1,000          5,505          7.84
                                                                                          -----------     ---------
                                                                                         $  70,212       100.00%


     The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Company between the dates indicated.


                                                                                At December 31,
                                  ---------------------------------------------------------------------------------------------
                                               2002                            2001                           2000
                                  ------------------------------  ------------------------------  -----------------------------
                                  Balance  Percent(1)  Change(2)  Balance  Percent(1)  Change(2)  Balance  Percent(1)  Change(2)
                                  -------  ----------  ---------  -------  ----------  ---------  -------  ----------  ---------
                                                                                           (In Thousands)

Noninterest-bearing
  demand.......................  $  1,580     2.25%    $  (183)    1,763       2.52%  $  1,003    $   760      1.32%   $   586
NOW accounts...................     8,134    11.58        (127)    8,261      11.80        819      7,979     10.02        (61)
Passbooks......................     4,871     6.94         237     4,634       6.62        315      4,319      6.96        240
Money market accounts..........     7,825    11.14         265     7,560      10.80      1,537      6,023      8.89        140
Time deposits that mature:
  within 12 months.............    20,420    29.08     (17,846)   38,266      54.64     11,337     26,865     51.41      3,562
  within 12-36 months..........    24,725    35.21      17,576     7,149      10.21    (10,337)    17,486     20.01     (4,348)
  beyond 36 months.............     2,657     3.78         247     2,410       3.44        696      1,714      1.39       (905)
                                  -------  ----------  ---------  -------  ----------  ---------  -------  ----------  ---------
     Total.....................  $ 70,212   100.00%    $   169  $ 70,042     100.00%  $  5,434   $ 65,146    100.00%   $  (786)
                                  =======  ==========  =========  =======  ==========  =========  =======  ==========  =========


                                 ---------------------------------------
                                               1999                 1998
                                  -----------------------------   -------
                                  Balance  Percent(1)  Change(2)  Balance
                                  -------  ----------  ---------  -------

Noninterest-bearing              $   898       1.32%    $  586   $   312
  demand.......................    6,808      10.02        (61)    6,869
NOW accounts...................    4,730       6.96        240     4,490
Passbooks......................    6,036       8.89        140     5,896
Money market accounts..........
Time deposits that mature:        34,917      51.41      3,562    31,355
  within 12 months.............   13,587      20.01     (4,348)    7,935
  within 12-36 months..........      942       1.39       (905)    1,847
  beyond 36 months.............   -------  ----------  ---------  -------
                                 $67,918     100.00%     $(786)  $68,704
     Total.....................   =======  ==========  =========  =======


------------------------------
(1)  Represents percentage of total deposits.
(2)  Represents increase (decrease) in balance from end of prior year.


     TIME DEPOSIT RATES. The following table sets forth the time deposits in the Company classified by rates as of the dates indicated:


                                                                                Years Ended December 31,
                                                               ------------------------------------------------------------
                                                               2002                  2001                    2000
                                                               ----                  -----                   ----
                                                                                (In Thousands)
Rate
----

2.00-3.99%.........................................          $ 24,979              $ 10,874                $     -
4.00-5.99%.........................................            22,775                26,835                  25,660
6.00-7.99%.........................................                48                10,116                  20,405
                                                              ---------             --------                ---------
                                                             $ 47,802              $ 47,825                $ 46,065
                                                              =========             ========                =========



     TIME DEPOSIT MATURITIES. The following table sets forth the amount and maturities of time deposits at December 31, 2002.


                                                                                    Amount Due
                                                        ----------------------------------------------------------------------------
                                                        Less Than      1-2        2-3        3-4        4-5      After 5
                                                         One Year     Years      Years      Years      Years      Years      Total
                                                        ----------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                                        (In Thousands)
Rate
----

2.00%-3.99%.......................................     $ 15,373    $ 7,245    $ 1,983    $  170     $   197    $   11     $ 24,981
4.00%-5.99%.......................................        4,991      1,015     14,482       652       1,627        --       22,774
6.00-7.99%........................................           48         --         --        --          --        --           48
                                                         ------     -------    -------    ------     -------      -----    --------
                                                        $20,420    $ 8,260     $16,465   $  822     $ 1,824    $   11     $ 47,802
                                                        ========   ========    ========  =======    ========   =======    =========




     LARGE CERTIFICATES OF DEPOSIT MATURITIES. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2002. This amount does not include checking and savings deposits of greater than $100,000, which totaled approximately $6.2 million at December 31, 2002.


                                                                                               Certificates
         Maturity Period                                                                        of Deposit
                                                                                              (In Thousands)

         Three months or less...................................................                 $ 1,341
         Three through six months...............................................                     300
         Six through twelve months..............................................                     706
         Over twelve months.....................................................                   3,838
                                                                                                 -------
              Total.............................................................                 $ 6,185
                                                                                                 =======


     CHANGE IN DEPOSITS. The following table sets forth changes in total deposits of the Company for the periods indicated:


                                                                              Year Ended December 31,
                                                               ----------------------------------------------------
                                                                2002                 2001                 2000
                                                               ------               ------               ------
                                                                                 (In Thousands)

Deposits...........................................           $147,024              $135,208             $143,551
Withdrawals........................................            148,414               131,100              148,031
                                                               -------              -------               -------
Net increase (decrease) before interest credited...            (1,390)               4,108                (4,480)
Interest credited..................................             1,560                1,326                 1,249
                                                               -------              -------               -------
  Net increase (decrease) increase in deposits.....           $   170               $5,434               $(3,231)
                                                              ========              =======               =======


BORROWINGS

     Deposits are the Company's primary source of funds. The Company may also obtain funds from the FHLB. FHLB advances are collateralized by selected assets of the Company. Advances from the FHLB are secured by the Company's stock in the FHLB and a portion of the Company's first mortgage loans and investment securities. Historically, the Company has rarely used borrowed funds, but at December 31, 2002, the Company had $9.7 million in borrowed funds.

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

The following table sets forth certain information regarding borrowings by the Company at the dates indicated`

                                                                             Year Ended December 31,
                                                               -------------------------------------------------
                                                               2002                  2001            2000
                                                               ----                  ----            ----

Weighted average rate paid on FHLB advance.........            5.15%                 5.73%           5.76%


                                                                    During the Year Ended December 31,
                                                                ------------------------------------------

                                                                2002              2001                 2000
                                                               -------          ---------            --------
                                                                           (Dollars in Thousands)

Maximum amount of FHLB Advance
   outstanding at any month........................           $  9,700          $  9,700            $  8,200

Approximate average FHLB advance
  outstanding......................................              9,700             7,783               4,908

Approximate weighted average rate
  paid on FHLB advance.............................              5.15%            5.73%               5.76%



EMPLOYEES

     As of December 31, 2002, the Company had 24 full-time and 4 part-time employees, none of whom is represented by a collective bargaining unit. The Company considers its relationship with its employees to be good.

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

     LOANS TO ONE BORROWER. Under federal law, savings institutions are generally subject to the national bank limits on loans to one borrower or a related group of borrowers. Generally, this limit is 15% of the Bank's unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Bank's maximum loans-to-one-borrower limit was $1.5 million at December 31, 2002. As of December 31, 2002, the Bank was in compliance with its loans-to-one-borrower limitations.

     QUALIFIED THRIFT LENDER TEST. Federal law requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly average basis in 9 out of every 12 months. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2002, the Bank maintained 94.8% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

     CAPITAL DISTRIBUTIONS. OTS regulations govern capital distributions by federal savings banks, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings bank. A savings bank must file an application for OTS approval of a capital distribution if either
(1) the total capital distributions for the applicable calendar year exceed the sum of the savings bank's net income for that year to date plus the bank's retained net income for the preceding two years, (2) the savings bank would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statue, regulation, agreement or OTS-imposed condition, or (4) the savings bank is not eligible for expedited treatment of its filings. If an application is not required to be filed, a savings bank which is a subsidiary of a holding company, as well as certain other savings banks, must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution. The Company has declared and paid dividends of $731,600 during the year ended December 31, 2002.

     LIQUIDITY. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus borrowings payable in one year or less. This liquidity requirement is currently 4%. The Bank's average liquidity ratio for December 2002 was 30.0%, which exceeded the then applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     ASSESSMENTS. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's consolidated total assets, as reported in the institution's latest quarterly thrift financial report. Based on assets at December 31, 2002, the Bank was required to pay a semi-annual assessment of approximately $15,500.

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

     The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain approval procedures to be followed. At December 31, 2002, the Bank was in compliance with the regulations.

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

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2002 the Bank met each of its capital requirements.

     The following table sets forth the Bank's actual and required capital amounts and ratios as of December 31, 2002.

                                 For capital             To be well  capitalized
                                   adequacy            under  prompt  corrective
             Actual              purposes                  actionprovisions
          -----------          ------------             ----------------------



                            Amount        Percent        Amount        Percent        Amount        Percent

Tangible capital         $ 21,530,000      20.9%      $ 1,545,000      1.5%        $   -              -%
Tier I (core)capital       21,530,000      20.9         4,154,000      4.0            5,148,000     5.0
Risk based capital         21,799,000      44.6         3,912,000      8.0            4,890,000     10.0
Tier I risk-based capital  21,530,000      44.0             -           -             2,934,000     6.0


FEDERAL HOME LOAN BANK SYSTEM

     The Bank is a member of the Federal Home Loan Bank ("FHLB") of Des Moines, which is one of the 12 regional FHLBs. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Des Moines in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20th (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 2002 the Bank had $704,900 in FHLB stock, which was in compliance with this requirement. In past years the Bank has received dividends on its FHLB stock. Dividends for the year ended and at December 31, 2002, were 2.97% and 2.99% respectively. Certain provisions of FIRREA require all 12 Federal Home Loan Banks to provide financial assistance for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions could cause rates on the FHLB advances to increase and could affect adversely the level of FHLB dividends paid and the value of FHLB stock in the future.

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

     WAIVER OF DIVIDENDS. OTS regulations require the Holding Company, which owns the majority of the Company's common stock, to notify the OTS of any proposed waiver of its right to receive dividends. It is the OTS' recent practice to review dividend waiver notices on a case-by-case basis, and, in general, not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members.

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

THE USA PATRIOT ACT

     In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

           o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum:
              (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

           o Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

           o Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

           o  Financial   institutions  are  prohibited  from   establishing,
              maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

           o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

     The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

SARBANES-OXLEY ACT OF 2002

     On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require pre-approval by the company's audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The Company's Chief Executive Officer and Chief Financial Officer have signed certifications to this Form 10-K as required by Sarbanes-Oxley. In addition, under Sarbanes-Oxley, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Under Sarbanes-Oxley, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading the company's securities during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under Sarbanes-Oxley be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

     Sarbanes-Oxley also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under Sarbanes-Oxley, a company's registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. Sarbanes-Oxley requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

     Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

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

     The Holding Company and the Company are subject to the rules of federal income taxation generally applicable to corporations under the Internal Revenue Code of 1986, as amended (the "Code"). As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations will be able to convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1998 tax bad debt reserve accumulations. Any post-1987 reserves will be subject to recapture, regardless of whether or not a particular thrift intends to convert its charter, be acquired, or diversify its activities. The recapture tax on post-1987 reserves is assessed in equal installments over the six year period beginning in 1996. However, if a thrift meets a minimum level of mortgage lending test (i.e., if the thrift's level of mortgage lending activity (re-financing and home equity loans do not count) is equal to or exceeds its average mortgage lending activity for the six years preceding 1996, adjusted for inflation), then the thrift may suspend its tax bad debt recapture for the 1996 and 1997 tax years. At December 31, 2002 and 2001, the Bank had federal income tax bad debt reserves of approximately $2.4 million, which constitute allocations to bad debt reserves for federal income tax purposes for which no provision for taxes on income had been made.

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

ITEM 2.           PROPERTIES

     (a) The Company conducts its business through two facilities located in Webster City, Hamilton County, Iowa. Webster City Federal Savings Bank is located at 820 Des Moines Street. Security Title and Abstract, Inc, is located at 730 Second Street. At December 31, 2002, the net book value of the Company's property and equipment was $726,135.

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

     (c) DESCRIPTION OF REAL ESTATE AND OPERATING DATA. Not Applicable; the book value of each of the Company's properties is less than 10% of the Company's total consolidated assets at December 31, 2002.

ITEM 3.           LEGAL PROCEEDINGS

     The Company is periodically involved in claims and lawsuits that are incident to the Company's business. As of December 31, 2002, the Company was not involved in any material claim or lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the year ended December 31, 2002 to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     For information concerning the market for the Company's common stock, the section captioned "Stockholder Information--Stock Listing" and "--Price Range of Common Stock and Dividends Paid" of the Company's Annual Report to Stockholders for the Year Ended December 31, 2002 (the "Annual Report to Stockholders") is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

     Pages 14-40 of the Company's 2002 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants in the Company's accounting and financial disclosure during 2002.












                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information concerning Directors of the Company and concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company's definitive Proxy Statement dated March 14, 2003 (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors. The following table sets forth information as of December 31, 2002, with respect to the executive officers of the Company.

NAME                            AGE                OCCUPATION

Phyllis A. Murphy               52               President and Chief
                                                 Executive Officer

Stephen L. Mourlam              50            Executive Vice President and
                                                 Chief Financial Officer

Kyle R. Swon                    41              Senior Vice President and
                                                  Chief Lending Officer

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



         3.2 Bylaws of Webster City Federal Bancorp (Incorporated by reference to Exhibit 3.2 of the Company's Form 8-KSB as filed on July 1, 1999.

         4 Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4 of the Company's Form 8-KSB, as filed on July 1, 1999.

    10.1.A Severance Agreement, as amended between the Company, the Bank and Phyllis A. Murphy, President and Chief Executive Officer as originally filed with the December 2000, 10-KSB.

    10.1.B   Severance  Agreement,  as amended between the Company,  the Bank
             and  Stephen  L.  Mourlam,   Executive  Vice  President  and  Chief
             Financial Officer as originally filed with the December 2000, 10-KSB.

    10.1.C Severance Agreement, as amended between the Company, the Bank and Kyle R. Swon, Senior Vice President and Chief Lending Officer as originally filed with the December 2000, 10-KSB..

         13  2002 Annual Report to Stockholders

         21  Subsidiaries of the Registrant

       99.1 Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      REPORTS ON FORM 8-K:

         The Registrant filed no Current Report on Form 8-K during the fourth quarter of 2002.

ITEM 14. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90days prior to the filling of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

     (b) Change in internal controls.

         There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of the evaluation.

         See the Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which immediately precedes the signature page.

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, Phyllis A. Murphy, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Webster City Federal Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




---------------------------------          -------------------------------------
 Date                                      Phyllis A. Murphy
                                           President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, Stephen L. Mourlam, Executive Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Webster City Federal Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



--------------------------                          ----------------------------
Date                                                Stephen L. Mourlam
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              WEBSTER CITY FEDERAL BANCORP


Date:  March 21, 2003                         By:  /s/
                                                      --------------------------
                                                   Phyllis A. Murphy
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/                                 By: /s/
        ---------------------------------       --------------------------------
     Phyllis A. Murphy, President, Chief     Stephen L. Mourlam,
     Executive Officer and Director        Executive Vice President and Director
     (Principal Executive Officer)           (Principal Financial and Accounting
                                              Officer)


     Date:  March 21, 2003                    Date: March 21, 2003



By:  /s/                                                 By: /s/
        -----------------------------------------           --------------------
     Dr. Carroll E. Haynes, Chairman of the Board     Donald I. Newman, Director

     Date:  March 21, 2003                            Date: March 21, 2003


By:  /s/                                              By: /s/
        --------------------------                          --------------------
     Dennis J. Tasler, Director                       Dr. Leo Moriarty, Director

     Date:  March 21, 2003                            Date: March 21, 2003

By: /s/
       ------------------------------------------------
       Kyle R. Swon, Senior Vice President and Director

       Date: March 21, 2003

                                   EXHIBIT 13


                       2002 ANNUAL REPORT TO STOCKHOLDERS

                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT




   PARENT COMPANY           SUBSIDIARY COMPANY        STATE OF INCORPORATION
   --------------           ------------------        ----------------------


Webster City Federal   Bancorp Webster City Federal          Federal
                               Savings Bank

Webster City Federal     WCF Service Corporation              Iowa
     Savings
Webster City Federal    Security Title & Abstract             Iowa
     Bancorp

                                                                    EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Phyllis A. Murphy, President and Chief Executive Officer and Stephen L. Mourlam, Executive Vice President and Chief Financial Officer of Webster City Federal Bancorp ("the Company") each certify in their capacity as an officer of the Company that they have reviewed the annual report of the Company on Form 10-KSB for the fiscal year ended December 31, 2002 and that to the best of their knowledge:

     (1) the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

     (2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations.

The purpose of this  statement  is solely to comply  with Title 18,  Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.



---------------------------------          ------------------------------------
Date                                       Phyllis A. Murphy
                                           President and Chief Executive Officer



--------------------------------           -------------------------------------
Date                                       Stephen L. Mourlam
                                           Executive Vice President,
                                           Chief Financial Officer