Form 10QSB
period 2003-05-14
WEBSTER CITY FEDERAL BANCORP
filed 2003-05-14
CIK 1089830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from__________________to_______________________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Transitional Small Business Disclosure Format: |_|  Yes |X|  No.

      Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

      1,886,186 shares of common stock were outstanding at April 30, 2003.

                  Webster City Federal Bancorp and Subsidiaries

                                      Index

                                                                            Page
                                                                            ----

Part I. Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheets
                 at March 31, 2003 and December 31, 2002                       1

                 Consolidated Statements of Operations
                 for the three months ended March 31, 2003
                 and 2002                                                      2

                 Consolidated Statements of Cash Flows
                 for the three months ended March 31, 2003
                 and 2002                                                      3

                 Notes to Consolidated Financial Statements                    4

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations               6

         Item 3. Controls and Procedures                                       8

Part II. Other Information

                 Other Information                                             9

                                     Item 1

              Webster City Federal Savings Bancorp and Subsidiaries

                           Consolidated Balance Sheets

                                                                             March 31,       December 31,
                                                                                  2003               2002
                                                                         -------------      -------------
Assets                                                                      (Unaudited)
Cash and cash equivalents                                                $   8,200,403      $   5,251,946
Time deposits in other financial institutions                               10,591,000         10,892,000
Securities available-for-sale                                               10,665,520          7,697,110
Investment securities held-to-maturity (market value                         3,218,522          3,553,789
    of $3,315,323 and $3,646,401, as of March 31, 2003 and
     Decemeber 31, 2002, respectively
Loans receivable, net                                                       70,197,496         73,319,065
Federal Home Loan Bank stock, at cost                                          704,900            704,900
Office property and equipment, net                                             711,302            726,135
Deferred taxes on income                                                       276,999            242,000
Accrued interest receivable                                                    561,565            630,779
Prepaid expenses and other assets                                              508,056            536,457
                                                                         -------------      -------------
      Total assets                                                       $ 105,635,763      $ 103,554,181
                                                                         =============      =============

Liabilities and Stockholders' Equity

Deposits                                                                 $  71,929,821      $  70,216,797
Federal Home Loan Bank advances                                              9,700,000          9,700,000
Advance payments by borrowers for
    taxes and insurance                                                        118,745            306,386
Accrued interest payable                                                       309,944             42,491
Current income taxes payable                                                        --             83,374
Accrued expenses and other liabilities                                       1,151,111            886,331
                                                                         -------------      -------------
      Total liabilities                                                  $  83,209,621      $  81,235,379
                                                                         =============      =============

Stockholders' Equity

Serial preferred stock, $0.10 par value                                             --                 --
     Authorized 10,000,000 shares; issued none
Common stock, $.10 par value. 20,000,000 shares authorized:                    215,061            215,061
     2,150,614 issued and 1,888,376 outstanding at March 31, 2003
     2,150,614 issued and 1,888,376 outstanding at December 31, 2002
Additional paid-in capital                                                   9,467,295          9,467,295
Retained earnings, substantially restricted                                 16,577,371         16,456,391
Unrealized gain on securities available-for-sale                                47,354             60,994
Treasury stock, 262,238 shares as of March 31, 2003                         (3,880,939)        (3,880,939)
     and Deceember 31, 2002, respectively
      Total stockholders' equity                                            22,426,142         22,318,802
                                                                         -------------      -------------
      Total liabilities and stockholders' equity                         $ 105,635,763      $ 103,554,181
                                                                         =============      =============

See accompying notes to consolidated financial statements.

              Webster City Federal Savings Bancorp and Subsidiaries

                      Consolidated Statements of Operations

                                                         For the Three Months
                                                            Ended March 31,
                                                     --------------------------
                                                        2003           2002
                                                     ----------     -----------
                                                            (Unaudited)
Income

Interest income:
   Loans receivable                                  $1,297,025     $ 1,421,851
   Mortgage-backed & related securities                  35,786          65,045
   Investment securities                                106,296         154,479
   Other interest-earning assets                        122,608          43,649
                                                     ----------     -----------
      Total interest income                           1,561,715       1,685,024

Interest expense:
   Deposits                                             490,710         638,747
   Federal Home Loan Bank advances                      124,988         124,988
                                                     ----------     -----------
      Total interest expense                            615,698         763,735
                                                     ----------     -----------
   Net interest income                                  946,017         921,289
Provision for losses on loans                                --              --
                                                     ----------     -----------
   Net interest income after
      provision for losses on loans                     946,017         921,289
                                                     ----------     -----------

Non-interest income:
   Fees and service charges                              51,773          66,501
   Other                                                 30,819          41,923
                                                     ----------     -----------
      Total non-interest income                          82,592         108,424
                                                     ----------     -----------

Expense

Non-interest expense:
   Compensation, payroll taxes
     and employee benefits                              302,314         267,830
   Office property and equipment                         37,796          28,753
   Data processing services                              54,679          45,678
   Federal insurance premiums                             2,839           3,129
   Other real estate expenses (income), net                 509            (650)
   Advertising                                            8,981           5,321
   Other                                                126,448         127,869
                                                     ----------     -----------
      Total non-interest expense                        533,566         477,930
                                                     ----------     -----------

Earnings before taxes on income                         495,043         551,783

Taxes on income                                         189,472         201,642
                                                     ----------     -----------

Net earnings                                         $  305,571     $   350,141
                                                     ==========     ===========

Earnings per share - basic                           $     0.16          $ 0.18
                                                     ==========     ===========

Earnings per share - diluted                         $     0.16          $ 0.18
                                                     ==========     ===========

See accompanying notes to consolidated financial statements.

                  Webster City Federal Bancorp and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                        For the Three Months
                                                                           Ended March 31,
                                                                     ----------------------------
                                                                         2003             2002
                                                                     -----------      -----------
                                                                              (Unaudited)
Cash flows from operating activities
   Net earnings                                                      $   305,571      $   350,141
                                                                     -----------      -----------

   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Depreciation                                                      14,833           31,263
        Amortization of premiums and discounts, net                          460            3,522
        Change in:
             Accrued interest receivable                                  69,214         (122,270)
             Prepaid expenses and other assets                            28,401          (39,301)
             Accrued interest payable                                    267,453          374,277
             Accrued expenses and other liabilities                      264,780          260,598
             Accrued taxes on income                                     (83,374)         (89,001)
             Deferred taxes on income                                    (16,527)              --
                                                                     -----------      -----------
                  Total adjustments                                      545,240          419,088
                                                                     -----------      -----------
                  Net cash provided by operating activities              850,811          769,229
                                                                     -----------      -----------

Cash flows from investing activities
   Proceeds from the maturity of interest bearing deposits             1,094,000          301,000
   Purchase of investment securities                                  (4,500,000)      (1,947,369)
   Purchase of interest bearing deposits                                (793,000)      (2,093,000)
   Purchase of FHLB stock                                                     --          (91,700)
   Proceeds from sales of securities available-for-sale                1,500,000               --
   Principal collected on mortgage-backed and related securities         333,838          366,476
   Net change in loans receivable                                      3,122,019          182,138
                                                                     -----------      -----------
            Net cash provided by (used in) investing activities          756,857       (3,282,455)
                                                                     -----------      -----------

Cash flows from financing activities
   Net change in savings deposits                                      1,713,024       (1,122,103)
   Net decrease in advance payments by borrowers
     for taxes and insurance                                            (187,641)        (167,553)
   Proceeds on stock options                                                  --             (156)
   Dividends paid                                                       (184,594)        (180,288)
                                                                     -----------      -----------
            Net cash used in financing activities                      1,340,789       (1,470,100)
                                                                     -----------      -----------

            Net increase (decrease) in cash and cash equivalents       2,948,457       (3,983,326)
Cash and cash equivalents at beginning of period                       5,251,946        9,183,215
                                                                     -----------      -----------
Cash and cash equivalents at end of period                           $ 8,200,403      $ 5,199,889
                                                                     ===========      ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                        $   223,257      $   264,470
     Taxes on income                                                          --               --
                                                                     ===========      ===========

        Transfer of loans to REO                                              --          (42,305)
                                                                     ===========      ===========

See accompying notes to consolidated financial statements.

                  Webster City Federal Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. DESCRIPTION OF BUSINESS

Webster City Federal Bancorp (the "Company") and its subsidiaries, Webster City Federal Savings Bank, a federal stock savings bank (the "Bank") and Security Title and Abstract, Inc., conduct operations in Webster City, Iowa, a community of approximately 8,000 people. The Bank is primarily engaged in the business of attracting deposits from the general public in its market area and investing such deposits in mortgage loans secured by one-to-four family residential real estate. The Bank's primary area of lending and other financial services consists of Hamilton County, Iowa, and the surrounding contiguous counties. Security Title and Abstract, Inc. is engaged in the business of providing abstracting and title services for properties located in Hamilton County, Iowa.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

The consolidated financial statements for the three-month periods ended March 31, 2003 and 2002 are unaudited. In the opinion of management of the Company, these financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

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

3. EARNINGS PER SHARE COMPUTATIONS

2003

Earnings per share - basic is computed using the weighted average number of common shares outstanding of 1,888,376 for the three months ended March 31, 2003, divided into the net earnings of $305,571 for the three months ended March 31, 2003, resulting in earnings per share of $.16 compared to $.18 for the three months ended March 31, 2002.

Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Company's stock option plan using the average price per share for the period. Such additional shares were 3,285 for the three months ended March 31, 2003. Earnings for the three months ended March 31, 2003 were $305,571, resulting in earnings per share of $.16 compared to $.18 for the three months ended March 31, 2002.

2002

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

4. DIVIDENDS

On January 15, 2003 the Company declared a cash dividend on its common stock payable on February 19, 2003 to stockholders of record as of February 6, 2003, equal to $.25 per share or approximately $472,094. Of this amount, the payment of approximately $287,500 (representing the dividend payable on 1,150,000 shares owned by WCF Financial, M.H.C., the Company's mutual holding company) was waived by the mutual holding company, and $65,560 (representing the dividends payable on treasury shares owned by the Company) was not distributed resulting in an actual dividend distribution of $184,594.

5. INTANGIBLE ASSET

A Company subsidiary maintains an intangible asset relating to a customer list. It has an estimated useful life of 15 years and is being amortized using the straight-line method. At March 31, 2003, the gross carrying amount was $145,000 with accumulated amortization of $24,974. Amortization expense for the three months ended March 31, 2003 and 2002 was $2,418, respectively.

The estimated amortization expense for the following five year period is as follows:

         December 31, 2003          $  9,667.
         December 31, 2004             9,667.
         December 31, 2005             9,667.
         December 31, 2006             9,667.
         December 31, 2007             9,667.

6. STOCK - BASED COMPENSATION

SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                          Quarter Ended          Quarter Ended
                                          March 31, 2003        March 31, 2002
                                          --------------        --------------

Net income, as reported                      $305,571               $350,141
Add stock -based employee
  compensation expense included in
   reported net income, net of tax                  _                      _
Deduct total stock-based employee
   compensation expense determined
   under fair-value-based method for
   all rewards, net of tax                          _                      _

         Pro forma                           $305,571               $350,141

Earnings per share

As reported:
     Basic                                        .16                    .18
     Diluted                                      .16                    .18

Pro forma:
     Basic                                        .16                    .18
     Diluted                                      .16                    .18

                                     Item 2

                  Webster City Federal Bancorp and Subsidiaries

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

FINANCIAL CONDITION

Total assets increased by $2.1 million, or 2.0%, from December 31, 2002 to March 31, 2003. Cash and cash equivalents increased $2.9 million or 56.1%, due to the Company investing some excess funds in time deposits in other financial institutions. Securities available for sale increased by $3.0 million or 38.9%, when funds from loan payoffs were reinvested in investment securities and Loans receivable decreased $3.1 million, or 4.3% during the same period. At March 31, 2003, the Company had no real estate owned. During the three-month period deposits increased $1.7 million, or 2.4%.

Total stockholders' equity increased by $107,300 to $22.4 million at March 31, 2003 from $22.3 at December 31, 2002, as earnings of $305,600 were partially offset by quarterly dividends paid totaling $184,600.

CAPITAL

The Company's total stockholders' equity increased by $107,300, to $22.4 million at March 31, 2003 from $22.3 million at December 31, 2002. The Office of Thrift Supervision (OTS) requires that the Bank meet certain minimum capital requirements. As of March 31, 2003 the Bank was in compliance with all regulatory capital requirements. The Bank's required, actual and excess capital levels as of March 31, 2003 were as follows:



                           Required     % of      Actual       % of       Excess
                            Amount     Assets     Amount      Assets     Capital
                            ------     ------     ------      ------     -------
                                             (Dollars in thousands)
Tier 1 (Core) Capital        $4,204     4.0%     $21,471      20.43%     $17,267
Risk-based Capital           $4,079     8.0%     $21,714      42.59%     $17,635

RESULTS OF OPERATIONS

Interest Income. Interest income decreased by $123,300 for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The decrease was due to a decrease in the average yield on interest-earning assets to 6.20% for the three months ended March 31, 2003 compared to 6.81% for the three months ended March 31, 2002 offset by an increase in the average balance of interest earning assets of $1.9 million or 1.9% to $100.7 million for the three months ended March 31, 2003 from $98.8 million for the corresponding period ended March 31, 2002.

Interest on loans for the three months ended March 31, 2003 decreased by $124,900 or 8.8% compared to the three months ended March 31, 2002. The decrease resulted primarily from a decrease in total loans outstanding during the period, and a decrease in the yields on loans receivable from 7.66% for the three months ended March 31, 2002 to 7.27% for the three months ended March 31, 2003. The decrease in the yields on loans receivable was primarily due to lower market rates and a number of adjustable rate loans repricing at a lower rate based on the lagging index used by the Bank.

Interest on mortgage-backed securities decreased by $29,300 or 45.0% for the three-month period ended March 31, 2003 as compared to the same period ended March 31, 2002. The decline resulted from a decrease of $1.4 million or 56.0% in the average balance of mortgage-backed securities to $2.5 million for the three months ended March 31, 2003 compared to $3.9 million for the three months ended March 31, 2002, and a decrease of 79 basis points in the average yield on mortgage-backed securities to 5.83% for the three months ended March 31, 2003 from 6.62% for the three months ended March 31, 2002, as remaining adjustable rate loans repriced at a lower rate.

Interest Expense. Interest expense decreased by $148,000, or 19.4%, from $763,700 for the three months ended March 31, 2002 to $615,700 for the three months ended March 31, 2003. The decrease in interest expense was due to the average cost of deposits decreasing by 93 basis points from 3.71% for the three months ended March 31, 2002 to 2.78% for the three months ended March 31, 2003, partially offset by an increase in average deposits outstanding of $1.6 million from $68.9 million for the three months ended March 31, 2002 to $70.5 million for the three months ended March 31, 2003. Interest expense on FHLB advances remained unchanged at $125,000 for the three months ended March 31, 2002 and for the three months ended March 31, 2003.

Net Interest Income. Net interest income before provision for losses on loans increased by $24,800 or 2.69% from $921,300 for the three months ended March 31, 2002 to $946,000 for the three months ended March 31, 2003. The Company's interest rate spread for the three months ended March 31, 2003 improved by 20 basis points to 3.13% from 2.93% for the three months ended March 31, 2002, due to declines in average loan rates being offset by a larger decline in average deposit interest rates.

Non-interest Income. Non-interest income decreased by $25,800 or 23.8% for the three-month period ended March 31, 2003 as compared to the same period ended March 31, 2002. The decrease was due to a decline in loan fees and service charges collected partially offset by an increase in additional fees received from the abstracting company.

Non-interest Expense. Non-interest expense increased by $55,600 or 11.6% for the three-month period ended March 31, 2003 compared to the same period ended March 31, 2002. Compensation and benefit costs increased $34,500 or 12.9% from $267,800 for the three months ended March 31, 2002 to $302,300 for the three-month period ended March 31, 2003. The increase was due primarily to increased expenses related to the Company's retirement plan.

Provision for Losses on Loans. There were no provisions for losses on loans for the three months ended March 31, 2003 or March 31, 2002. The Company had $247,900 in non-performing loans as of March 31, 2003 compared to $632,900 for the same period ended March 31, 2002. The Company had $33,900 in charge-offs during the first quarter of 2003, and total charge-offs of $7,800 during the first quarter of 2002. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses.

Taxes on Income. Income taxes for the three months ended March 31, 2003, were $189,500 compared to $201,600 for the same period ended March 31, 2002. The effective income tax rate for the three months of 2003 was 38.3% compared to 36.5% for the first three months of 2002.

Net Earnings. Net earnings of the Company totaled $305,600 for the three months ended March 31, 2003 compared to $350,100 for the three months ended March 31, 2002.

Impact of New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 was not material.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of the Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The impact of adopting of SFAS No. 145 on the Company's financial statements was not material.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002. The effect of this Statement on the Company's financial statements was not material.

In October 2002, the FASB Statement No. 147 (FAS 147), Acquisitions of Certain Financial Institutions, which amends Statement No. 72 (FAS 72), Accounting for Certain Acquisitions of Banking or Thrift Institutions and no longer requires the separate recognition and subsequent amortization of goodwill that was originally required by FAS 72. FAS 147 also amend Statement No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets (such as core deposit intangibles). The effects of implementation on the Company's financial statements were not material.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002,.and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures of both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. It requires a business enterprise that has a controlling interest in a variable interest entity (as defined by FIN 46) to include the assets, liabilities and results of the activities of the variable interest entity of the consolidated financial statements of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest acquired before February 1, 2003, it applies in the first fiscal year or interim period beginning after June 15, 2003. The impact of adopting FIN 46 will not be material as the Company does not presently have any variable interest entities.

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

Under the supervision and with participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company's (or its consolidated subsidiaries) required to be included in its periodic SEC filings.

      (b) Changes in internal controls.

There were no significant changes made in the Company's internal controls during the period covered by this report or, to its knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits:

                  None

      (b) No form 8-K reports were filed during the quarter ended March 31, 2003.

                  Webster City Federal Bancorp and Subsidiaries

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                          WEBSTER CITY FEDERAL BANCORP


Date: May 13, 2003               By:
     -------------                 -------------------------------------
                                          Phyllis A. Murphy
                                          President and Chief Executive Officer


Date: May 13, 2003               By:
     -------------                 -------------------------------------
                                          Stephen L. Mourlam
                                          Executive Vice President/Chief
                                          Financial Officer

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


-------------------------                ---------------------------------------
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


-------------------------                ---------------------------------------
Date                                     Stephen L. Mourlam
                                         Executive Vice President and Chief
                                         Financial Officer