Form 10-Q
period 2003-06-30
WEBSTER CITY FEDERAL BANCORP
filed 2003-08-12
CIK 1089830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to __________________

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

      Transitional Small Business Disclosure Format: |_| Yes |X| No

      Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

1,886,186 shares of common stock outstanding at July 31, 2003.

                  Webster City Federal Bancorp and Subsidiaries

                                      Index

                                                                            Page
                                                                            ----

Part I. Financial Information

        Item 1. Financial Statements

                Consolidated Balance Sheets
                at June 30, 2003 and December 31, 2002                      1

                Consolidated Statements of Operations
                for the three and six months ended June 30, 2003
                and 2002                                                    2

                Consolidated Statements of Cash Flows
                for the six months ended June 30, 2003
                and 2002                                                    3

                Notes to Consolidated Financial Statements                  4

        Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             6

        Item 3. Controls and Procedures

Part II. Other Information

                  Other Information                                         9

                                     Item 1

                  Webster City Federal Bancorp and Subsidiaries

                           Consolidated Balance Sheets

                                                                            June 30,      December 31,
                                                                                2003              2002
                                                                       -------------     -------------
                                                                         (Unaudited)
Assets

Cash and cash equivalents                                              $   7,059,393     $   5,251,946
Time deposits in other financial institutions                             12,074,000        10,892,000
Securities available-for-sale                                             12,704,615         7,697,110
Securities held-to-maturity (market value                                  2,946,232         3,553,789
    of $3,046,663 and $3,646,401, as of June 30, 2003
    and December 31, 2002, respectively.)
Loans receivable, net                                                     68,696,322        73,319,065
Real estate owned                                                             56,187                --
Federal Home Loan Bank (FHLB) stock, at cost                                 704,900           704,900
Office property and equipment, net                                           712,441           726,135
Deferred taxes on income                                                     257,222           242,000
Accrued interest receivable                                                  518,048           630,779
Prepaid expenses and other assets                                            511,546           536,457

                                                                       -------------     -------------
      Total assets                                                     $ 106,240,906     $ 103,554,181
                                                                       =============     =============

Liabilities and Stockholders' Equity

Deposits                                                               $  72,668,205     $  70,216,797
Federal Home Loan Bank advances                                            9,700,000         9,700,000
Advance payments by borrowers for
    taxes and insurance                                                      290,779           306,386
Accrued interest payable                                                      30,522            42,491
Current income taxes payable                                                  15,048            83,374
Accrued expenses and other liabilities                                     1,006,767           886,331

                                                                       -------------     -------------
      Total liabilities                                                $  83,711,321     $  81,235,379
                                                                       -------------     -------------

Stockholders' Equity

Serial preferred stock, $0.10 par value                                           --                --
    Authorized 10,000,000 shares; issued none
Common stock, $.10 par value. 20,000,000 shares authorized:                  214,842           215,061
    2,148,420 issued and 1,886,186 outstanding at June 30, 2003
    2,150,611 issued and 1,888,373 outstanding at December 31, 2002
Additional paid-in capital                                                 9,439,591         9,467,295
Retained earnings, substantially restricted                               16,696,354        16,456,391
Unrealized gain on securities available-for-sale                              59,737            60,994
Treasury stock, 262,238 shares as of June 30, 2003                        (3,880,939)       (3,880,939)
     and December 31, 2002, respectively
                                                                       -------------     -------------
      Total stockholders' equity                                          22,529,585        22,318,802

                                                                       -------------     -------------
      Total liabilities and stockholders' equity                       $ 106,240,906     $ 103,554,181
                                                                       =============     =============

See accompanying notes to consolidated financial statements.

                  Webster City Federal Bancorp and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)

                                             For the Three Months         For the Six Months
                                                Ended June 30,              Ended June 30,
                                          -------------------------   -------------------------
                                              2003          2002          2003          2002
                                          -----------   -----------   -----------   -----------

Income

Interest Income:
   Loans receivable                       $ 1,229,392   $ 1,411,467   $ 2,526,417   $ 2,833,318
   Mortgage-backed & related securities        30,952        58,098        66,738       123,143
   Investment securities                      143,326       144,288       249,622       298,767
   Other interest earning assets              103,030        50,106       225,638        93,755
                                          -----------   -----------   -----------   -----------
      Total interest income                 1,506,700     1,663,959     3,068,415     3,348,983
                                          -----------   -----------   -----------   -----------

Interest Expense:
   Deposits                                   474,616       564,633       965,326     1,203,381
   FHLB advances                              126,376       126,376       251,364       251,364
                                          -----------   -----------   -----------   -----------
      Total interest expense                  600,992       691,009     1,216,690     1,454,745
                                          -----------   -----------   -----------   -----------
   Net interest income                        905,708       972,950     1,851,725     1,894,238
Provision for losses on loans                      --            --            --            --
                                          -----------   -----------   -----------   -----------
   Net interest income after
      provision for losses on loans           905,708       972,950     1,851,725     1,894,238
                                          -----------   -----------   -----------   -----------

Non-interest income:
   Fees and service charges                    53,487        64,398       105,260       130,899
   Other                                       98,577        62,616       129,396       104,539
                                          -----------   -----------   -----------   -----------
      Total non-interest income               152,064       127,014       234,656       235,438
                                          -----------   -----------   -----------   -----------

Expense

Non-interest expense:
   Compensation, payroll taxes,
     and employees benefits                   293,195       272,100       595,509       539,930
   Office property and equipment               43,917        58,233        81,713        86,986
   Data processing services                    47,977        39,525       102,656        81,435
   Federal insurance premiums                   2,838         3,129         5,677         6,258
   Other real estate expenses, net                542        19,918         1,051        19,268
   Advertising                                 10,013         8,536        18,994        13,857
   Other                                      162,954       115,121       289,402       246,758
                                          -----------   -----------   -----------   -----------
      Total non-interest expense              561,436       516,562     1,095,002       994,492
                                          -----------   -----------   -----------   -----------

     Earnings before taxes on income          496,336       583,402       991,379     1,135,184

Taxes on income                               195,495       212,800       384,967       414,442
                                          -----------   -----------   -----------   -----------

    Net earnings                          $   300,841   $   370,602   $   606,412   $   720,742
                                          ===========   ===========   -----------   -----------

Earnings per share - basic                $      0.16   $      0.20   $      0.32   $      0.38
                                          ===========   ===========   ===========   ===========

Earnings per share - diluted              $      0.16   $      0.20   $      0.32   $      0.38
                                          ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                  Webster City Federal Bancorp and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                       For the Six Months
                                                                         Ended June 30,
                                                                   --------------------------
                                                                       2003           2002
                                                                   -----------    -----------
                                                                                (Unaudited)
Cash flows from operating activities
   Net earnings                                                    $   606,412    $   720,742
                                                                   -----------    -----------

   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Depreciation                                                    45,714         74,862
        Amortization of premiums and discounts, net                     (8,370)         5,050
        Gain on sale of investments available-for-sale                 (20,149)            --
        Change in:
             Accrued interest receivable                               112,731       (108,362)
             Prepaid expenses and other assets                          24,911       (175,643)
             Accrued interest payable                                  (11,969)        (8,553)
             Accrued expenses and other liabilities                    120,436        117,851
             Accrued current taxes on income                           (68,326)       (84,414)
             Deferred taxes on income                                   (1,490)         4,000
                                                                   -----------    -----------

                  Total adjustments                                    193,488       (175,209)
                                                                   -----------    -----------

                  Net cash provided by operating activities            799,900        545,533
                                                                   -----------    -----------

Cash flows from investing activities
   Proceeds from the maturity of interest bearing deposits           2,682,000      1,001,000
   Purchase of interest earning deposits                            (3,864,000)    (2,093,000)
   Proceeds from sales of securities available-for-sale              4,848,708      2,497,650
   Purchase of securities available-for-sale                        (9,845,000)    (3,000,000)
   Principal collected on mortgage-backed and related securities       581,203        708,010
   Net change in loans receivable                                    4,567,306     (1,697,854)
   Purchase of Fixed Assets                                            (32,020)            --
   Purchase of FHLB Stock                                                   --        (91,700)
                                                                   -----------    -----------

            Net cash used in investing activities                   (1,061,803)    (2,675,894)
                                                                   -----------    -----------

Cash flows from financing activities
   Net change in deposits                                            2,451,408     (2,904,218)
   Net (decrease) increase in advance payments by borrowers
     for taxes and insurance                                           (15,607)         9,718
   Proceeds on exercise of stock options                                    --        199,717
   Dividends paid                                                     (366,451)      (392,266)
                                                                   -----------    -----------
            Net cash provided by (used in) financing activities      2,069,350     (3,087,049)
                                                                   -----------    -----------

            Net increase (decrease) in cash and cash equivalents     1,807,447     (5,217,410)

Cash and cash equivalents at beginning of period                     5,251,946      9,183,215
                                                                   -----------    -----------

Cash and cash equivalents at end of period                         $ 7,059,393    $ 3,965,805
                                                                   ===========    ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                      $   953,357    $ 1,211,934
     Taxes on income                                                   338,819        384,571

     Transfers from loans to real estate acquired
     through foreclosure                                           $    56,187    $   247,160
                                                                   ===========    ===========

See accompanying notes to consolidated financial statements.

                  Webster City Federal Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

1. DESCRIPTION OF BUSINESS

Webster City Federal Bancorp ( the "Company" ) and its subsidiaries, Webster City Federal Savings Bank, a federal stock savings bank, (the "Bank"), and Security Title and Abstract, Inc., conduct operations in Webster City, Iowa, a community of approximately 8,000 people. The Bank is primarily engaged in the business of attracting deposits from the general public in its market area and investing such deposits in mortgage loans secured by one-to-four family residential real estate. The Bank's primary area of lending and other financial services consists of Hamilton County, Iowa, and the surrounding contiguous counties. Security Title and Abstract, Inc. is engaged in the business of providing abstracting and title services for properties located in Hamilton County, Iowa.

Approximately 60% of the Company's outstanding common stock is owned by WCF Financial M.H.C., a mutual holding company (the "Holding Company"). The remaining 40% of the Company's outstanding common stock is owned by the general public including the Bank's Employee Stock Ownership Plan.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

The consolidated financial statements for the three and six-month periods ended June 30, 2003 and 2002 are unaudited. In the opinion of management of the Company, these financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to management's determination of the allowance for loan losses.

Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the presentation in the 2003 financial statements.

3. EARNINGS PER SHARE COMPUTATIONS

2003

Earnings per share - basic is computed using the weighted average number of common shares outstanding of 1,886,186 and 1,886,186 for the three and six months ended June 30, 2003, respectively, and divided into the net earnings of $300,800 and $606,400 for the three and six months ended June 30, 2003, respectively, resulting in net earnings per share basic of $.16 and $.32 for the three and six months ended June 30, 2003, respectively.

Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Bank's stock option plan using the average price per share for the period. Such additional shares were 3,878 and 3,597 for the three and six months ended June 30, 2003, respectively, due to the average price per share being more than the stock option exercise price. Net earnings for the three and six months ended June 30, 2003 were $300,800 and $606,400, respectively, resulting in net earnings per share diluted of $.16 and $.32 for the three and six months ended June 30, 2003, respectively.

2002

Earnings per share - basic is computed using the weighted average number of common shares outstanding of 1,857,595 and 1,874,734 for the three and six months ended June 30, 2002, respectively, and divided into the net earnings of $382,500 and $720,700 for the three and six months ended June 30, 2002, respectively, resulting in net earnings per share basic of $.20 and $.38 for the three and six months ended June 30, 2002, respectively.

Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Bank's stock option plan using the average price per share for the period. Such additional shares were 3,653 and 3,207 for the three and six months ended June 30, 2002, respectively, due to the average price per share being more than the stock exercise option price. Net earnings for the three and six months ended June 30, 2002 were $382,500 and $720,700, respectively, resulting in net earnings per share diluted of $.20 and $.38 for the three and six months ended June 30, 2002, respectively.

4. DIVIDENDS

On April 16, 2003 the Company declared a cash dividend on its common stock payable on May 21, 2003 to stockholders of record as of May 5, 2003, equal to $.25 per share or approximately $471,547. Of this amount, the payment of approximately $287,500 (representing the dividend payable on 1,150,000 shares owned by WCF Financial, M.H.C., the Company's mutual holding company) was waived by the mutual holding company, resulting in an actual dividend distribution of $184,047.

5. INTANGIBLE ASSET

A Company subsidiary maintains an intangible asset relating to a customer list. It has an estimated useful life of 15 years and is being amortized using the straight-line method. At June 30, 2003, the gross carrying amount was $145,000 with accumulated amortization of $27,400. Amortization expense for the six months ended June 30, 2003 and 2002 was $4,800 and $4,800 respectively.

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

                                       Quarter Ended   Six Months Ended   Quarter Ended  Six Months Ended
                                       June 30, 2003    June 30, 2003     June 30, 2002   June 30, 2002
                                       -------------    -------------     -------------   -------------

Net income, as reported                  $  300,841       $  606,412       $  370,602       $  720,742
Add stock -based employee
  compensation expense included in
   reported net income, net of tax               --               --               --               --
Deduct total stock-based employee
   compensation expense determined
   under fair-value-based method for
   all rewards, net of tax                       --               --               --               --

         Pro forma                       $  300,841       $  606,412       $  370,602       $  720,742

Earnings per share

As reported:
     Basic                                      .16              .32              .20              .38
     Diluted                                    .16              .32              .20              .38
Pro forma:
     Basic                                      .16              .32              .20              .38
     Diluted                                    .16              .32              .20              .38

                  Webster City Federal Bancorp and Subsidiaries

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

FINANCIAL CONDITION

Total assets increased by $2.7 million, or 2.6%, from December 31, 2002 to June 30, 2003. Cash and cash equivalents increased $1.8 million or 34.3%, due to an increase in the number of loans paid off and an increase in deposits during the period. Loans receivable decreased $4.6 million, or 6.3% during the same period. As a portfolio lender the Bank felt it best to allow some loans be paid off or refinanced at other financial institutions due the rate environment that we are currently in. At June 30, 2003, the Company had $56,200 in real estate owned. Securities available-for-sale increased by $5.0 million or 65.1% from December 31, 2002 to June 30, 2003, and investment securities held-to-maturity decreased $607,600 or 17.1%, from December 31, 2002 to June 30, 2003. The increase in securities available-for-sale was due to the purchase of additional securities during the first part of 2003. During the six-month period, deposits increased $2.5 million, or 3.5%, due to an increase in public funds being deposited.

Total stockholders' equity increased by $210,800 to $22.5 million at June 30, 2003 from $22.3 million at December 31, 2002 as earnings of $606,400 were partially offset by two quarterly cash dividends totaling $366,500.

CAPITAL

The Company's total stockholders' equity increased by $210,800, to $22.5 million at June 30, 2003 from $22.3 million at December 31, 2002. The Office of Thrift Supervision (OTS) requires that the Bank meet certain minimum capital requirements. As of June 30, 2003, the Bank was in compliance with all regulatory capital requirements. The Bank's required, actual and excess capital levels as of June 30, 2003 were as follows:

                            Required     % of      Actual      % of      Excess
                             Amount     Assets     Amount     Assets     Capital
                             ------     ------     ------     ------     -------
                                           (Dollars in thousands)

Tier 1 (Core) Capital       $ 3,169      3.0%     $21,808     20.64%     $18,639
Risk-based Capital          $ 4,022      8.0%     $22,053     43.86%     $18,031

RESULTS OF OPERATIONS

Interest Income. Interest income decreased by $157,300 or 9.5% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. This was the result of a decrease in the average yield on interest-earning assets to 5.88% for the three months ended June 30, 2003 from 6.85% for the three months ended June 30, 2002 partially offset by an increase in the average balance of interest earning assets of $5.4 million or 5.5% to $102.4 million for the three months ended June 30, 2003 from $97.0 million for the three months ended June 30, 2002. Interest income totaled $3.1 million for the six months ended June 30, 2003 compared to $3.3 million for the six months ended June 30, 2002. This was the result of a decrease in the average yield on interest-earning assets to 6.04% for the six months ended June 30, 2003 from 6.84% for the six months ended June 30, 2002 partially offset by an increase in the average balance of interest earning assets of $3.7 million or 3.6% to $101.6 million for the six months ended June 30, 2003 from $97.9 million for the six months ended June 30, 2002.

Interest on loans for the three months ended June 30, 2003 decreased $182,100 or 12.9% compared to the three months ended June 30, 2002. The decrease resulted primarily from a decrease in average loans outstanding to $68,800 for the three months ended June 30, 2003 from $75,200 for the same period ended June 30, 2002, and a decrease in the average yield on loans receivable from 7.51% for the three months ended June 30, 2002 to 7.15% for the three months ended June 30, 2003. Interest on loans for the six months ended June 30, 2003 decreased $306,900 or 10.8% compared to the six months ended June 30, 2002. The decrease resulted from a decrease in average total loans outstanding during the period from $74,700 for the period ending June 30, 2002 to $70,100 for the same period ending June 30, 2003 and a decrease in the yield on loans receivable from 7.58% for the six months ended June 30, 2002 to 7.21% for the six months ended June 30, 2003. The decrease in the average yield on loans receivable was primarily due to lower market rates and adjustable rate loans repricing at a lower rate based on the lagging index used by the Bank.

Interest on mortgage-backed securities decreased by $27,100 or 46.7% for the three-month period ended June 30, 2003 as compared to the same period ended June 30, 2002. The decline resulted from a decrease of $1.4 million or 38.8% in the average balance of mortgage-backed securities to $2.2 million for the three months ended June 30, 2003 compared to $3.6 million for three months ended June 30, 2002 and a decrease of 75 basis points in the average yield on mortgage-backed securities to 5.68% for the three months ended June 30, 2003 from 6.43% for the three months ended June 30, 2002. Interest on mortgage-backed securities decreased $56,400 or 45.8% for the six months ended June 30, 2003 compared to same period ended June 30, 2002. The decline resulted from a decrease of $1.5 million or 39.8% in the average balance of mortgage-backed securities to $2.3 million for the six months ended June 30, 2003 compared to $3.8 million for the six months ended June 30, 2002 and a decrease of 80 basis points in the average yield on mortgage-backed securities to 5.73% for the six months ended June 30, 2003 from 6.53% for the six months ended June 30, 2002.

Interest on investment securities decreased by $1,000 or .7% for the three months ended June 30, 2003 compared to the same period ended June 30, 2002. This was due to a decrease in the average yield of 104 basis points from 5.04%, for the three months ended June 30, 2002 to 4.08% for the three months ended June 30, 2003, partially offset by an increase in the average balance of investment securities from $11.4 million for the three months ended June 30, 2002 to $14.1 million for the three months ended June 30, 2003. Interest on investment securities decreased by $49,100 or 16.4% for the six months ended June 30, 2003 as compared to the same period ended June 30, 2002. This was due to a decrease in the average yield of 104 basis points from 5.15%, for the six months ended June 30, 2002 to 4.11%, for the six months ended June 30, 2003 partially offset by an increase in the average balance of investment securities from $11.6 million for the six months ended June 30, 2002 to $12.2 million for the six months ended June 30, 2003.

Interest Expense. Interest expense decreased by $90,000, or 13.0%, from $691,000 for the three months ended June 30, 2002 to $601,000 for the three months ended June 30, 2003. Interest expense decreased by $238,100 or 16.4%, from $1.5 million for the six months ended June 30, 2002 to $1.2 million for the six months ended June 30, 2003. The decrease in interest expense was due to a decrease in deposit interest rates of 84 basis points from 3.55% for the six month period ended June 30, 2002 to 2.71% for the same six month period ended June 30, 2003. Interest on FHLB advances remained unchanged at 5.19% for both periods.

Net Interest Income. Net interest income before provision for losses on loans decreased by $67,200 or 6.9% from $973,000 for the three months ended June 30, 2002 to $905,700 for the three months ended June 30, 2003. Net interest income before provisions for losses on loans decreased by $42,500 or 2.2% for the six months ended June 30, 2003 compared to the same period ended June 30, 2002. The Company's interest rate spread for the three months ended June 30, 2003 decreased by 29 basis points to 2.95% from 3.24% for the three months ended June 30, 2002. The Company's interest rate spread for the six months ended June 30, 2003 decreased by 4 basis points to 3.04% from 3.08% for the six months ended June 30, 2002.

Provision for Losses on Loans. There were no additional provisions for losses on loans for the three and six months ended June 30, 2003. The Company had charge offs of $5,200 and recoveries of $6,500 during the three month period ended June 30, 2003 and charge offs of $17,700 and recoveries of $18,800 during the three month period ended June 30, 2002. The Company had charge offs of $39,100 and recoveries of $14,600 during the six month period ended June 30, 2003 and had charge-offs of $26,700 and recoveries of $18,800 during the six month period ended June 30, 2002. On June 30, 2003 the Company had $355,500 in non-accrual loans compared to $471,700 on June 30, 2002. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb probable losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses.

Non-interest Income. Total non-interest income increased by $25,000 or 19.7% for the three-month period ended June 30, 2003 as compared to the same period ended June 30, 2002. The increase was due to a gain on the sale of a security offset by a decrease in loan fees earned. Non-interest income remained unchanged for the six months ended June 30, 2003 as compared to the same period ended June 30, 2002.

Non-interest Expense. Non-interest expense increased $44,900 or 8.7% for the three-month period ended June 30, 2003 compared to the same period ended June 30, 2002. Non-interest expense increased $100,500 or 10.1% for the six-month period ended June 30, 2003 compared to the same period ended June 30, 2002. Data processing expenses increased $8,500 or 21.5% for the three-month period ended June 30,2003 compared to the same period ended June 30,2002. Data processing expenses increased $21,200 or 26.0% for the six-month period ended June 30, 2003 compared to the same period ended June 30, 2002. The increases were due to our data processor giving us a deeper discount on services during the first years of service. Other expenses increased due to additional professional fees. Compensation and benefit costs increased $21,100 or 7.8% from $272,100 for the three months ended June 30, 2002 to $293,200 for the three month period ended June 30, 2003. Compensation and benefit costs increased by $55,600 or 10.3% from $539,900 for the six months ended June 30, 2002 to $595,500 for the six months ended June 30, 2003. The increases were primarily due to an increase of $11,100 in the Company's contribution to its employee retirement plan and a 3.5% increase in employee compensation.

Taxes on Income. Income taxes for the three months ended June 30, 2003, decreased by $17,300 or 8.1%, compared to the same period ended June 30, 2002. Income taxes for the six months ended June 30, 2003, decreased by $29,500 or 7.1%, compared to the same six month period ended June 30, 2002. The effective income tax rate for the three months ended June 30, 2003 was 39.4% compared to 36.5% for the three months ended June 30, 2002. The effective income tax rate for the first six months of 2003 was 38.8% compared to 36.5% for the first six months of 2002. The increase in the effective tax rate was due to the Company adjusting the tax estimate to better match its year tax amount due the IRS.

Net Earnings. Net earnings decreased $69,800 or 18.8% to $300,800 for the three months ended June 30, 2003 compared to $370,600 for the three months ended June 30, 2002. Net earnings decreased $114,300 or 15.9% to $606,400 for the six-month period ended June 30, 2003 compared to $720,700 for the same period ended June 30, 2002.

Impact of New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. The Company was required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 was not material to the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of the Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The impact of adopting SFAS No. 145 on the Company's financial statements was not material.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The effects of implementation on the Company's financial statements were not material.

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

Under the supervision and with participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company's (or its consolidated subsidiaries) required to be included in its periodic SEC filings.

      (b) Changes in internal controls.

There has been no change made in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders.

      The Registrant convened its 2003 Annual Meeting of Stockholders on April 16, 2003. At the meeting the stockholders of the Registrant considered and voted upon:

            1. The election of Stephen L. Mourlam, Kyle R. Swon and Dennis J. Tasler as directors for a term of three years.

            2. The ratification of the appointment of KPMG LLP as auditors of the Registrant for the fiscal year ending December 31, 2003.

            The election of Stephen L. Mourlam, as director was as approved by a vote of 1,760,962 votes in favor, 6,500 withheld and 0 abstaining.

            The election of Kyle R. Swon, as director was as approved by a vote of 1,760,962 votes in favor, 6,500 withheld and 0 abstaining.

            The election of Dennis J. Tasler, as director was as approved by a vote of 1,763,262 votes in favor, 4,200 withheld and 0 abstaining.

            The ratification of the engagement of KPMG LLP as auditors was approved by a vote of 1,766,362 votes in favor, 600 opposed and 500 abstaining.

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K.

            Exhibit 31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act

            Exhibit 31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act

            Exhibit 32.1 Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act

            Exhibit 32.2 Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act

            On April 21, 2003 a Form 8-K report was filed relating to earnings and dividends for the first quarter of 2003.

                  Webster City Federal Bancorp and Subsidiaries

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                           WEBSTER CITY FEDERAL BANCORP
                                           Registrant


Date: August 8, 2003                   By:
                                           -------------------------------------
                                           Phyllis A. Murphy
                                           President and Chief Executive Officer


Date: August 8, 2003                   By:
                                           -------------------------------------
                                           Stephen L. Mourlam
                                           Executive Vice President/
                                           Chief Financial Officer