Form 10QSB
period 2003-09-30
WEBSTER CITY FEDERAL BANCORP
filed 2003-11-14
CIK 1089830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003.

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

3,772,372 shares of common stock, $.10 par value, outstanding at October 31, 2003.

                  Webster City Federal Bancorp and Subsidiaries

                                      Index

                                                                            Page

Part I. Financial Information

         Item 1. Financial Statements

                  Consolidated Balance Sheets
                  at September 30, 2003 and December 31, 2002                  1

                  Consolidated Statements of Operations
                  for the three and nine months ended September 30, 2003
                  and 2002                                                     2

                  Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 2003
                  and 2002                                                     3

                  Notes to Consolidated Financial Statements                   4

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations               6

         Item 3. Controls and Procedures

Part II. Other Information

                  Other Information                                            9

                                     Item 1

                  Webster City Federal Bancorp and Subsidiaries

                           Consolidated Balance Sheets

                                                                         September 30,    December 31,
                                                                             2003              2002
                                                                         -------------    -------------
Assets                                                                    (Unaudited)
Cash and cash equivalents                                                $   3,907,781    $   5,251,946
Time deposits in other financial institutions                               12,769,000       10,892,000
Securities available-for-sale                                               15,114,898        7,697,110
Securities held-to-maturity (market value                                    3,475,616        3,553,789
    of $3,547,314 and $3,646,401, as of September 30, 2003 and
     December 31, 2002, respectively.)
Loans receivable, net of allowance for loan losses of $383,300              68,326,383       73,319,065
and $404,000 at September 30, 2003 and Dwcember 31, 2002, respectively
Real estate owned                                                               56,187               --
Federal Home Loan Bank (FHLB) stock, at cost                                   555,400          704,900
Office property and equipment, net                                             702,317          726,135
Deferred taxes on income                                                       260,221          242,000
Accrued interest receivable                                                    522,377          630,779
Prepaid expenses and other assets                                              509,213          536,457

                                                                         -------------    -------------
      Total assets                                                       $ 106,199,393    $ 103,554,181
                                                                         =============    =============

Liabilities and Stockholders' Equity

Deposits                                                                 $  72,277,091    $  70,216,797
Federal Home Loan Bank advances                                              9,700,000        9,700,000
Advance payments by borrowers for
    taxes and insurance                                                        104,952          306,386
Accrued interest payable                                                       325,266           42,491
Current income taxes payable                                                        --           83,374
Accrued expenses and other liabilities                                       1,159,765          886,331

                                                                         -------------    -------------
      Total liabilities                                                  $  83,567,074    $  81,235,379
                                                                         -------------    -------------

Stockholders' Equity

Serial preferred stock, $0.10 par value                                             --               --
     Authorized 10,000,000 shares; issued none
Common stock, $.10 par value.  20,000,000 shares authorized:                   429,684          430,122
     4,296,840 issued and 3,772,372 outstanding at September 30, 2003
     4,301,222 issued and 3,776,746 outstanding at December 31, 2002
Additional paid-in capital                                                   9,439,592        9,467,295
Retained earnings, substantially restricted                                 16,608,683       16,241,330
Unrealized gain on securities available-for-sale                                35,299           60,994
Treasury stock, 524,476 shares as of September 30, 2003                     (3,880,939)      (3,880,939)
     and December 31, 2002, respectively
                                                                         -------------    -------------
      Total stockholders' equity                                            22,632,319       22,318,802

                                                                         -------------    -------------
      Total liabilities and stockholders' equity                         $ 106,199,393    $ 103,554,181
                                                                         =============    =============

See accompanying notes to consolidated financial statements.

                  Webster City Federal Bancorp and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)

                                           For the Three Months       For the Nine Months
                                            Ended September 30,       Ended September 30,
                                          -----------------------   -----------------------
                                             2003         2002         2003         2002
                                          ----------   ----------   ----------   ----------
Income

Interest Income:
   Loans receivable                       $1,177,825   $1,450,943   $3,704,242   $4,284,261
   Mortgage-backed & related securities       26,358       51,172       93,096      174,315
   Investment securities                     179,482      129,681      429,104      428,448
   Other interest earning assets             116,028       39,581      341,666      133,336
                                          ----------   ----------   ----------   ----------
      Total interest income                1,499,693    1,671,377    4,568,108    5,020,360
                                          ----------   ----------   ----------   ----------

Interest Expense:
   Deposits                                  464,281      518,784    1,429,607    1,722,165
   FHLB advances                             127,765      127,765      379,129      379,129
                                          ----------   ----------   ----------   ----------
      Total interest expense                 592,046      646,549    1,808,736    2,101,294
                                          ----------   ----------   ----------   ----------
   Net interest income                       907,647    1,024,828    2,759,372    2,919,066
Provision for losses on loans                     --       20,000           --       20,000
                                          ----------   ----------   ----------   ----------
   Net interest income after
      provision for losses on loans          907,647    1,004,828    2,759,372    2,899,066
                                          ----------   ----------   ----------   ----------

Non-interest income:
   Fees and service charges                   51,797       85,900      157,057      216,799
   Other                                      49,246       41,157      178,642      145,696
                                          ----------   ----------   ----------   ----------
      Total non-interest income              101,043      127,057      335,699      362,495
                                          ----------   ----------   ----------   ----------

Expense

Non-interest expense:
   Compensation, payroll taxes,
     and employees benefits                  273,091      262,168      868,600      802,098
   Office property and equipment              43,253       53,216      124,966      140,202
   Data processing services                   49,354       50,121      144,375      131,555
   Federal insurance premiums                  2,839        2,967        8,516        9,225
   Other real estate expenses, net             1,042        4,701        2,093       23,969
   Advertising                                 9,900        7,406       28,894       21,263
   Other                                     146,841       99,870      443,878      342,860
                                          ----------   ----------   ----------   ----------
      Total non-interest expense             526,320      480,449    1,621,322    1,471,172
                                          ----------   ----------   ----------   ----------

     Earnings before taxes on income         482,370      651,436    1,473,749    1,790,389

Taxes on income                              171,150      233,200      556,117      647,642
                                          ----------   ----------   ----------   ----------

    Net earnings                          $  311,220   $  418,236   $  917,632   $1,142,747
                                          ==========   ==========   ----------   ----------

Earnings per share - basic                $     0.08   $     0.11   $     0.23   $     0.30
                                          ==========   ==========   ==========   ==========

Earnings per share - diluted              $     0.08   $     0.11   $     0.23   $     0.30
                                          ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                  Webster City Federal Bancorp and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                 For the Nine Months
                                                                                 Ended September 30,
                                                                             ----------------------------
                                                                                 2003            2002
                                                                             ------------    ------------
                                                                                      (Unaudited)
Cash flows from operating activities
   Net earnings                                                              $    917,632    $  1,142,747
                                                                             ------------    ------------

   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Depreciation                                                               51,303         119,064
        Amortization of premiums and discounts, net                                (5,867)          4,718
        Change in:
             Accrued interest receivable                                          108,402         (37,126)
             Prepaid expenses and other assets                                     27,244        (156,725)
             Accrued interest payable                                             282,775         262,135
             Accrued expenses and other liabilities                               273,434         155,631
             Accrued current taxes on income                                      (83,374)        (80,414)
             Deferred taxes on income                                              (1,443)             --
                                                                             ------------    ------------

                  Total adjustments                                               652,474         267,283
                                                                             ------------    ------------

                  Net cash provided by operating activities                     1,570,106       1,410,030
                                                                             ------------    ------------

Cash flows from investing activities
   Proceeds from the maturity of interest bearing deposits                      3,573,000       1,796,000
   Purchase of interest earning deposits                                       (6,620,000)     (8,131,000)
   Proceeds from sales of securities available-for-sale                         9,848,708       4,998,450
   Purchase of securities available-for-sale                                  (16,940,000)     (3,000,000)
   Principal collected on mortgage-backed and related securities                  875,230       1,071,148
   Net change in loans receivable                                               4,936,732      (1,747,739)
   Purchase of fixed assets                                                       (27,485)         (3,192)
   Sale (purchase) of FHLB stock                                                  149,500         (91,700)
                                                                             ------------    ------------

            Net cash used in investing activities                              (4,204,315)     (5,108,033)
                                                                             ------------    ------------

Cash flows from financing activities
   Net change in deposits                                                       2,060,294      (2,897,894)
   Net (decrease) in advance payments by borrowers
     for taxes and insurance                                                     (201,434)       (238,084)
   Proceeds on exercise of stock options                                          (18,319)        199,717
   Dividends paid                                                                (550,497)       (576,860)
                                                                             ------------    ------------

            Net cash provided by (used in) financing activities                 1,290,044      (3,513,121)
                                                                             ------------    ------------

            Net decrease in cash and cash equivalents                          (1,344,165)     (7,211,124)
                                                                             ------------    ------------

Cash and cash equivalents at beginning of period                                5,251,946       9,183,215
                                                                             ------------    ------------

Cash and cash equivalents at end of period                                   $  3,907,781    $  1,972,090
                                                                             ============    ============

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                $  1,146,832    $  1,460,030
     Taxes on income                                                              601,240         557,726

     Transfers from loans to real estate acquired
     through foreclosure                                                     $     56,187    $    247,160
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

The consolidated financial statements for the three and nine-month periods ended September 30, 2003 and 2002 are unaudited. In the opinion of management of the Company, these financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

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

Critical Accounting Policy - The Company's critical accounting policy relates to the allowance for losses on loans. The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for losses on loans. The allowance for losses on loans is based on management's current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision, and considers all known internal and external factors that affect loan collect ability as of the reporting date. Such evaluation, which included a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management's knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance.

Uses of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. DIVIDENDS

On August 20, 2003 the Company declared a payment of a two-for-one stock split affected in the form of a stock dividend, for the 1,886,186 shares of common stock issued and outstanding as of September 9, 2003. The additional shares were issued as a result of the stock split and issued to stockholders as of September 24, 2003.

All shares and earnings per share numbers have been restated for the stock split.

On October 15, 2003 the Company declared a cash dividend on its common stock payable on November 20, 2003 to stockholders of record as of November 4, 2003, equal to $.17 per share or approximately $641,303. Of this amount, the payment of approximately $391,000 (representing the dividend payable on 3,300,000 shares owned by WCF Financial, M.H.C., the Company's mutual holding company) was waived by the mutual holding company, resulting in an actual dividend distribution of $250,303.

4. EARNINGS PER SHARE COMPUTATIONS

2003

Earnings per share - basic is computed using the weighted average number of common shares outstanding of 3,772,372 and 3,772,372 for the three and nine months ended September 30, 2003, respectively, and divided into the net earnings of $311,200 and $917,600 for the three and nine months ended September 30, 2003, respectively, resulting in net earnings per share basic of $.08 and $.24 for the three and nine months ended September 30, 2003, respectively.

Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Bank's stock option plan using the average price per share for the period. Such additional shares were 4,325 and 3,861 for the three and nine months ended September 30, 2003, respectively, due to the average price per share being more than the stock option exercise price. Net earnings for the three and nine months ended September 30, 2003 were $311,200 and $917,600, respectively, resulting in net earnings per share diluted of $.08 and $.24 for the three and nine months ended September 30, 2003, respectively.

2002

Earnings per share - basic is computed using the weighted average number of common shares outstanding of 3,776,752 and 3,759,124 for the three and nine months ended September 30, 2002, respectively, and divided into the net earnings of $418,236 and $1,142,747, for the three and nine months ended September 30, 2002, respectively, resulting in basic earnings per share of $.11 and $.30 for the three and nine months ended September 30, 2002, respectively.

Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued pursuant to the Bank's stock option plan using the average price per share for the period. Such additional shares were 3,445 and 3,283 shares for the three and nine months ended September 30, 2002, respectively, due to the average price per share being more than the stock option exercise price for these periods. Net earnings for the three and nine months ended September 30, 2002 were $418,236 and $1,142,747, respectively, resulting in diluted earnings per share of $.11 and $.30 for the three and nine months ended September 30, 2002, respectively.

5. INTANGIBLE ASSET

A Company subsidiary maintains an intangible asset relating to a customer list. It has an estimated useful life of 15 years and is being amortized using the straight-line method. At September 30, 2003, the gross carrying amount was $145,000 with accumulated amortization of $29,800. Amortization expense for the nine months ended September 30, 2003 and 2002 was $7,200 and $7,200 respectively.

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

                                           Quarter Ended       Nine Months Ended     Quarter Ended       Nine Months Ended
                                         September 30, 2003   September 30, 2003   September 30, 2002   September 30, 2002
                                         ------------------   ------------------   ------------------   ------------------
Net income, as reported                      $  311,220           $  917,632           $  418,236           $1,142,747
Add stock-based employee
  compensation expense included in
   reported net income, net of tax                    _                    _                    _                    _
Deduct total stock-based employee
   compensation expense determined
   under fair-value-based method for
   all rewards, net of tax                            _                    _                    _                    _

         Pro forma                           $  311,220           $  917,632           $  418,236           $1,142,747

Earnings per share

As reported:
     Basic                                          .08                  .23                  .11                  .30
     Diluted                                        .08                  .23                  .11                  .30
Pro forma:
     Basic                                          .08                  .23                  .11                  .30
     Diluted                                        .08                  .23                  .11                  .30

                  Webster City Federal Bancorp and Subsidiaries

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

FINANCIAL CONDITION

Total assets increased by $2.6 million, or 2.6%, from December 31, 2002 to September 30, 2003. Cash and cash equivalents decreased $1.3 million, or 25.6%, due to funds being invested in securities available-for-sale during the period. Loans receivable decreased $5.0 million, or 6.8% during the same period. As a portfolio lender the Bank determined to allow some loans to be paid off or refinanced at other financial institutions due the current low interest rate environment. At September 30, 2003, the Company had $56,200 in real estate owned. Securities available-for-sale increased by $7.4 million or 96.4% from December 31, 2002 to September 30, 2003, and investment securities held-to-maturity decreased $78,200 or 2.2%, from December 31, 2002 to September 30, 2003. The increase in securities available-for-sale was due to the purchase of additional securities during 2003 reflecting the Bank's intention to maintain a short-term investment duration until rates rise from their current historic low levels. During the nine-month period, deposits increased $2.1 million, or 2.9%, due to an increase in public funds being deposited.

Total stockholders' equity increased by $313,500 to $22.6 million at September 30, 2003 from $22.3 million at December 31, 2002 as earnings of $917,600 were partially offset by three quarterly cash dividends totaling $550,497.

CAPITAL

The Office of Thrift Supervision (OTS) requires that the Bank meet certain minimum capital requirements. As of September 30, 2003, the Bank was in compliance with all regulatory capital requirements. The Bank's required, actual and excess capital levels as of September 30, 2003 were as follows:

                        Required    % of    Actual     % of    Excess
                         Amount    Assets   Amount    Assets   Capital
                         ------    ------   ------    ------   -------
                                     (Dollars in thousands)

Tier 1 (Core) Capital    $3,164     3.0%    $22,032   20.89%   $18,868
Risk-based Capital       $3,969     8.0%    $22,280   44.91%   $18,311

RESULTS OF OPERATIONS

Interest Income. Interest income decreased by $171,700 or 10.3% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. This was the result of a decrease in the average yield on interest-earning assets to 5.80% for the three months ended September 30, 2003 from 6.83% for the three months ended September 30, 2002 partially offset by an increase in the average balance of interest earning assets of $5.5 million or 5.6% to $103.4 million for the three months ended September 30, 2003 from $97.9 million for the three months ended September 30, 2002. Interest income totaled $4.6 million for the nine months ended September 30, 2003 compared to $5.0 million for the nine months ended September 30, 2002. This was the result of a decrease in the average yield on interest-earning assets to 5.96% for the nine months ended September 30, 2003 from 6.84% for the nine months ended September 30, 2002 partially offset by an increase in the average balance of interest earning assets of $4.2 million or 4.3% to $102.2 million for the nine months ended September 30, 2003 from $97.8 million for the nine months ended September 30, 2002.

Interest on loans for the three months ended September 30, 2003 decreased $273,100 or 18.8% compared to the three months ended September 30, 2002. The decrease resulted primarily from a decrease in average loans outstanding to $68.5 million for the three months ended September 30, 2003 from $76.0 million for the same period ended September 30, 2002, and a decrease in the average yield on loans receivable from 7.63% for the three months ended September 30, 2002 to 6.83% for the three months ended September 30, 2003. Interest on loans for the nine months ended September 30, 2003 decreased $580,000 or 13.5% compared to the nine months ended September 30, 2002. The decrease resulted from a decrease in average total loans outstanding during the period from $75.2 million for the period ending September 30, 2002 to $69.6 million for the same period ending September 30, 2003 and a decrease in the yield on loans receivable from 7.63% for the nine months ended September 30, 2002 to 7.10% for the nine months ended September 30, 2003. The decrease in the average yield on loans receivable was primarily due to lower market rates and adjustable rate loans repricing at a lower rate based on the lagging index used by the Bank.

Interest on mortgage-backed securities decreased by $24,800 or 48.5% for the three-month period ended September 30, 2003 as compared to the same period ended September 30, 2002. The decline resulted from a decrease of $1.3 million or 40.6% in the average balance of mortgage-backed securities to $1.9 million for the three months ended September 30, 2003 compared to $3.2 million for three months ended September 30, 2002 and a decrease of 84 basis points in the average yield on mortgage-backed securities to 5.52% for the three months ended September 30, 2003 from 6.36% for the three months ended September 30, 2002. Interest on mortgage-backed securities decreased $81,200 or 46.6% for the nine months ended September 30, 2003 compared to same period ended September 30, 2002. The decline resulted from a decrease of $1.4 million or 38.9% in the average balance of mortgage-backed securities to $2.2 million for the nine months ended September 30, 2003 compared to $3.6 million for the nine months ended September 30, 2002 and a decrease of 79 basis points in the average yield on mortgage-backed securities to 5.69% for the nine months ended September 30, 2003 from 6.48% for the nine months ended September 30, 2002.

Interest on investment securities increased by $49,801 or 38.4% for the three months ended September 30, 2003 compared to the same period ended September 30, 2002. This was due to an increase in the average balance of investment securities from $9.5 million for the three months ended September 30, 2002 to $14.9 million for the three months ended September 30, 2003 partially offset by a decrease in the average yield of 66 basis points from 5.45%, for the three month period ended September 30, 2002 to 4.79% for the three month period ended September 30, 2003. Interest on investment securities increased by $700 or, .2% for the nine months ended September 30, 2003 as compared to the same period ended September 30, 2002. This was due to an increase in the average balance of investment securities from $10.9 million for the three months ended September 30, 2002 to $13.1 million for the three months ended September 30, 2003 partially offset by a decrease in the average yield of 83 basis points from 5.20%, for the three month period ended September 30, 2002 to 4.37% for the three month period ended September 30, 2003.

Interest Expense. Interest expense decreased by $54,500, or 8.4%, from $646,500 for the three months ended September 30, 2002 to $592,000 for the three months ended September 30, 2003. The decrease in interest expense was due to a decrease in average deposit interest rates of 55 basis points from 3.10% for the nine month period ended September 30, 2002 to 2.55% for the same nine month period ended September 30, 2003. Interest expense decreased by $292,600 or 13.9%, from $2.1 million for the nine months ended September 30, 2002 to $1.8 million for the nine months ended September 30, 2003. The decrease in interest expense was due to a decrease in average deposit interest rates of 69 basis points from 3.40% for the nine month period ended September 30, 2002 to 2.71% for the same nine month period ended September 30, 2003. Average interest on FHLB advances remained unchanged at 5.27% for both periods.

Net Interest Income. Net interest income before provision for losses on loans decreased by $117,200 or 11.4% from $1,024,800 for the three months ended September 30, 2002 to $907,600 for the three months ended September 30, 2003. The Company's interest rate spread for the three months ended September 30, 2003 decreased by 53 basis points to 2.93% from 3.46% for the three months ended September 30, 2002. Net interest income before provision for losses on loans decreased by $159,700 or 5.5% for the nine months ended September 30, 2003 compared to the same period ended September 30, 2002. The Company's interest rate spread for the nine months ended September 30, 2003 decreased by 20 basis points to 3.00% from 3.20% for the nine months ended September 30, 2002.

Provision for Losses on Loans. There were no additional provisions for losses on loans for the three and nine months ended September 30, 2003. The Company had no charge offs and recoveries of $3,100 during the three month period ended September 30, 2003 and charge offs of $300 and recoveries of $4,300 during the three month period ended September 30, 2002. The Company had charge offs of $38,900 and recoveries of $17,900 during the nine month period ended September 30, 2003 and had charge-offs of $27,000 and recoveries of $24,100 during the nine month period ended September 30, 2002. On September 30, 2003 the Company had $347,200 in non-accrual loans compared to $379,300 on September 30, 2002. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb probable losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses.

Non-interest Income. Total non-interest income decreased by $26,000 or 20.5% for the three-month period ended September 30, 2003 as compared to the same period ended September 30, 2002. The decrease was due to loan fees earned. Non-interest income decreased by $26,800 or 7.4% for the nine months ended September 30, 2003 as compared to the same period ended September 30, 2002.

Non-interest Expense. Non-interest expense increased $45,900 or 9.6% for the three-month period ended September 30, 2003 compared to the same period ended September 30, 2002. Data processing expenses increased $800 or 1.6% for the three-month period ended September 30, 2003 compared to the same period ended September 30, 2002. Compensation and benefit costs increased $10,900 or 4.2% from $262,200 for the three months ended September 30, 2002 to $273,100 for the three month period ended September 30, 2003. Non-interest expense increased $150,200 or 10.2% for the nine-month period ended September 30, 2003 compared to the same period ended September 30, 2002. Data processing expenses increased $12,800 or 9.7% for the nine-month period ended September 30, 2003 compared to the same period ended September 30, 2002. Other expenses increased due to additional professional fees. Compensation and benefit costs increased by $66,500 or 8.3% from $802,100 for the nine months ended September 30, 2002 to $868,600 for the nine months ended September 30, 2003. The increases were primarily due to an increase of $21,600 in the Company's contribution to its employee retirement plan and a 3.5% increase in employee compensation.

Taxes on Income. Income taxes for the three months ended September 30, 2003, decreased by $62,100 or 26.6%, compared to the same period ended September 30, 2002. Income taxes for the nine months ended September 30, 2003, decreased by $91,500 or 14.1%, compared to the same nine month period ended September 30, 2002. The effective income tax rate for the three months ended September 30, 2003 was 35.5% compared to 35.8% for the three months ended September 30, 2002. The effective income tax rate for the first nine months of 2003 was 37.7% compared to 36.2% for the first nine months of 2002. The increase in the effective tax rate was due to the Company adjusting the tax estimate to better match its year tax amount due the IRS.

Net Earnings. Net earnings decreased $107,000 or 2.6% to $311,200 for the three months ended September 30, 2003 compared to $418,200 for the three months ended September 30, 2002. Net earnings decreased $225,000 or 19.7% to $917,600 for the nine-month period ended September 30, 2003 compared to $1,142,700 for the same period ended September 30, 2002.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. It requires a business enterprise that has a controlling interest in a variable interest entity (as defined by FIN 46) to include the assets, liabilities and results of the activities of the variable interest entity of the consolidated financial statements of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest acquired before February 1, 2003, it applies in the first fiscal year or interim period ending after December 15, 2003. The impact of adopting FIN 46 will not be material as the Company does not presently have any variable interest entities.

In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of "an initial net investment that is smaller than would be required for other types of contracts that would be excepted to have a similar response to changes in market factors," the meaning of "underlying," and the characteristics of a derivative that contains financing components. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company will adopt SFAS No. 149 as indicated above and such adoption did not have a material effect on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Company adopted SFAS No. 150 on July 1, 2003 and such adoption did not have a material effect on its financial position or results of operations.

Competition

The Bank faces strong competition, both in originating real estate loans and in attracting deposits. Competition in originating real estate loans and consumer loans comes primarily from commercial banks, savings banks, credit unions and mortgage brokers. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates it charges, loan fees it charges, and the types of loans it originates. See "Lending Activities."

The Bank attracts all of its deposits through its retail banking office. Therefore, competition for deposits is principally from commercial banks, savings banks, credit unions and investment firms. The Bank competes for these deposits by offering a variety of account alternatives at competitive rates and by providing superior service with convenient business hours.

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

                                     Item 3

                             Controls and Procedures

Under the supervision and with participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15 d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There has been no change made in the Company's internal control over financial reporting is identified in connection with the quarterly evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      None

Item 6. Exhibits and Reports on Form 8-K.

      Exhibit 31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act

      Exhibit 31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act

      Exhibit 32.1 Statement of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act

      Exhibit 32.2 Statement of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act

      On July 21, 2003 a Form 8-K report was filed relating to earnings and dividends for the second quarter of 2003.

      On August 22, 2003 a Form 8-K report was filed relating to a two-for-one stock split.

      On October 17, 2003 a Form 8-K report was filed relating to earnings and dividends for the third quarter of 2003.

                  Webster City Federal Bancorp and Subsidiaries

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                        WEBSTER CITY FEDERAL BANCORP
                                        Registrant

Date: November 12, 2003         By:
     ------------------            ---------------------------------------------
                                        Phyllis A. Murphy
                                        President and Chief Executive Officer

Date: November 12, 2003         By:
     ------------------            ---------------------------------------------
                                        Stephen L. Mourlam
                                        Executive Vice President/Chief Financial
                                        Officer