Form 10KSB
period 2003-12-31
WEBSTER CITY FEDERAL BANCORP
filed 2004-03-30
CIK 1089830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. |X|

      Transitional Small Business Disclosure Format: |_| Yes |X| No

      The Registrant's revenues for year ended December 31, 2003 were $6.0 million.

      As of February 27, 2004, there were issued and outstanding 3,772,372 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last sale price of such stock on the NASDAQ "Small-Cap" System as of February 27, 2004, was $20,033,120. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the year ended December 31, 2003 (Parts II and III).

2.    Proxy Statement for the 2004 Annual Meeting of Stockholders (Part III).

                                     PART I

ITEM 1. BUSINESS

General

      The Registrant, Webster City Federal Bancorp (the "Company"), and its subsidiaries, Webster City Federal Savings Bank and Security Title and Abstract, Inc., conduct operations in Webster City, Iowa. Webster City Federal Bancorp is the successor to Webster City Federal Savings Bank, a federal stock savings bank (the "Bank"), which reorganized into the holding company structure effective July 1, 1999 (the "Holding Company Reorganization"). In the Holding Company Reorganization, each outstanding share of the Bank's common stock was converted by operation of law into one share of the Registrant's common stock, and each stockholder of the Bank received the same ownership interest in the Registrant immediately following the Holding Company Reorganization as he or she had in the Bank immediately prior to that transaction. Webster City Federal Savings Bank conducts its operations from a single office in Webster City, Iowa, and is the successor to Webster City Federal Savings and Loan Association, which was chartered originally in 1934, and became a federally chartered savings and loan association that same year. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1934. Security Title and Abstract, Inc., an Iowa corporation, is engaged in the business of providing abstracting and title services for properties located in Hamilton County, Iowa. The Company purchased the abstracting company in September of 2000. At December 31, 2003, the Company had total assets of $104.7 million, total deposits of $70.9 million, and stockholders' equity of $22.7 million.

      The Company is primarily engaged in the business of attracting deposits from the general public in the Company's market area and investing such deposits, together with other sources of funds, in mortgage loans secured by one- to four-family residential real estate for retention in the Company's portfolio. At December 31, 2003, $57.5 million, or 83.3% of the Company's net loan portfolio, consisted of one-to four-family residential mortgage loans and $5.7 million, or 8.3%, of the Company's net loan portfolio consisted of multi-family residential, commercial real estate and other loans. The Company also originates home equity loans, which totaled $4.0 million, or 5.8% of the Company's net loan portfolio at December 31, 2003. At December 31, 2003, consumer and other loans totaled $2.8 million, or 4.1%, of the Company's net loan portfolio. The Company also invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof, which totaled $1.6 million, or 1.5%, of total assets at December 31, 2003.

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

      Finally, competition is likely to increase as a result of the enactment of the Gramm-Leach-Biley Act of 1999, which eases restrictions on entry into the financial services market by insurance companies and securities firms. Moreover, to the extent that these changes permit banks, securities firms and insurance companies to affiliate, the financial services industry could experience further consolidation. This could result in a growing number of larger financial institutions competing in the Company's primary market area that offer a wide variety of financial services than the Company currently offers. Competition for deposits, for the origination of loans and the provision of other financial services may limit the Company's growth and adversely impact its profitability in the future. The Company competes for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced deposit products. The Company competes for loans primarily through the interest rate and fees it charges and through advertising.

Lending Activities

      Loan and Mortgage-Backed Securities Portfolio Composition. The principal components of the Company's loan portfolio are fixed- and adjustable-rate first mortgage loans secured by one- to four-family residential real estate, home equity loans, multi-family residential mortgage loans, and, to a much lesser extent, commercial real estate loans and consumer loans. At December 31, 2003, the Company's net loans receivable totaled $69.0 million, of which $57.5 million, or 83.3%, were one- to four-family residential real estate mortgage loans, $5.7million, or 8.3%, were multi-family residential, commercial real estate and other loans, $4.0 million, or 5.8%, were home equity loans and $2.8 million, or 4.1%, were consumer and other loans.

      The Company also invests in mortgage-backed securities consisting of pass-through certificates insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), or the Federal National Mortgage Association ("FNMA"). At December 31, 2003, mortgage-backed securities totaled $1.6 million, or 1.5% of total assets. At December 31, 2003, 59.5% of the Company's mortgage-backed securities were secured by ARM loans, and 40.5% were secured by fixed-rate loans. The Company's policy is to hold mortgage-backed securities to maturity.

      Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan as of the dates indicated.

                                                                                  At December 31,
                                                     ---------------------------------------------------------------------------
                                                            2003                       2002                        2001
                                                     -----------------------------------------------       ---------------------
                                                     Amount      Percent       Amount        Percent       Amount        Percent
                                                     ------      -------       ------        -------       ------        -------
                                                                              (Dollars in Thousands)
Real estate loans:
 One-to-four family residential                     $57,477       83.27%      $ 60,677        82.76%      $ 62,109        83.38%
  Home equity                                         4,031        5.84%         4,347         5.93%         4,729         6.35%
  Home improvement                                      421        0.61%           768         1.05%         1,124         1.51%
  Multi-family residential, commercial real
estate and other                                      5,739        8.31%         5,680         7.75%         4,963         6.66%
                                                    -------------------       --------       ------       --------       ------
   Total real estate loans                           67,668       98.03%        71,472        97.48%        72,925        97.90%

Consumer and other loans:
  Automobile                                          1,790        2.59%         1,994         2.72%         2,362         3.17%
  Loans on savings deposits                             333        0.48%           320         0.44%           255         0.34%
  Other                                                 709        1.03%           706         0.96%           720         0.97%
                                                    -------------------       --------       ------       --------       ------
   Total consumer and other loans                     2,832        4.10%         3,020         4.12%         3,337         4.48%

Real estate sold on contract                             63        0.09%            53         0.07%            62         0.08%
                                                    -------------------       --------       ------       --------       ------
   Total loans receivable                            70,563      102.22%        74,545       101.67%        76,324       102.46%

Less:
  Undisbursed loan proceeds                         $ 1,152        1.67%      $    822         1.12%      $  1,449         1.95%
  Premiums on loans purchased                            --                         --                          (1)        0.00%

  Unearned discount and net deferred loan fees           --                         --                           6         0.01%
  Allowance for loan losses                             383        0.55%           404         0.55%           378         0.51%
                                                    -------------------       --------       ------       --------       ------
   Total loans receivable, net                      $69,028      100.00%      $ 73,319       100.00%      $ 74,492       100.00%
                                                    ===================       ========       ======       ========       ======

                                                                       At December 31,
                                                    --------------------------------------------------
                                                             2000                        1999
                                                      --------------------        --------------------
                                                      Amount       Percent        Amount       Percent
                                                      ------       -------        ------       -------
(Dollars in Thousands)
Real estate loans:
 One-to-four family residential                     $ 55,114        79.76%      $ 50,420        81.07%
  Home equity                                          4,750         6.87%         4,142         6.66%
  Home improvement                                     1,485         2.15%         1,083         1.74%
  Multi-family residential, commercial real
estate and other                                       5,317         7.69%         5,248         8.44%
                                                    --------       ------       --------       ------
   Total real estate loans                            66,666        96.47%        60,893        97.91%

Consumer and other loans:
  Automobile                                           2,418         3.50%         1,682         2.70%
  Loans on savings deposits                              526         0.76%           248         0.40%
  Other                                                  770         1.11%           587         0.94%
                                                    --------       ------       --------       ------
   Total consumer and other loans                      3,714         5.37%         2,517         4.05%

Real estate sold on contract                              66         0.10%           100         0.16%
                                                    --------       ------       --------       ------
   Total loans receivable                             70,446       101.94%        63,510       102.12%

Less:
  Undisbursed loan proceeds                         $    928         1.34%      $    922         1.48%
  Premiums on loans purchased                             (3)        0.00%            (6)       -0.01%

  Unearned discount and net deferred loan fees            14         0.02%            20         0.03%
  Allowance for loan losses                              403         0.58%           382         0.61%
                                                    --------       ------       --------       ------
   Total loans receivable, net                      $ 69,104       100.00%      $ 62,192       100.00%
                                                    ========       ======       ========       ======

      Loan and Mortgage-Backed Securities Maturity Schedule. The following table sets forth the maturity or period of repricing of the Company's loan and mortgage-backed securities portfolio at December 31, 2003. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due.

                                                                                                                  Beyond
                                                         Within      1-3        3-5        5-10       10-20        20
                                                         1 Year     Years      Years      Years       Years       Years       Total
                                                         ------     ------     ------     ------     -------     -------     -------
                                                                                     (In Thousands)
Real estate loans:
  One- to four-family residential ..................     $5,855     $3,808     $2,970     $5,209     $15,027     $25,029     $57,898
   Equity loans ....................................        352        351        637      1,293       1,386          12       4,031
   Multi-family residential, commercial
    real estate and other loans ....................      1,166        362         76        350       1,692       2,093       5,739
   Consumer and other loans ........................      1,126      1,348        275         33          50          --       2,832
   Real estate sold on contract ....................         16         --         47         --          --          --          63
                                                         ------     ------     ------     ------     -------     -------     -------
    Total loans receivable (gross) .................      8,868      6,220      4,641      8,178      19,541      27,146      74,594
                                                         ------     ------     ------     ------     -------     -------     -------

Mortgage-backed securities (gross) .................        781        205        166        283          28         149       1,612
                                                         ------     ------     ------     ------     -------     -------     -------

    Total loans and
      mortgage-backed securities ...................     $9,649     $6,425     $4,807     $8,461     $19,569     $27,295     $76,206
                                                         ======     ======     ======     ======     =======     =======     =======

      Fixed- and Adjustable-Rate Loan and Mortgage-Backed Securities Schedule. The following table sets forth at December 31, 2003, the dollar amount of all fixed rate and adjustable rate loans due and mortgage-backed securities that mature, after December 31, 2004.

                                                                            Fixed           Adjustable           Total
                                                                           --------         ----------         --------
                                                                                         (In Thousands)
Real estate loans:
 One- to four-family residential ................................          $ 43,916          $  8,127          $ 52,043
 Home equity ....................................................             3,679                --             3,679
 Multi-family residential, commercial
    real estate and other .......................................             3,786               787             4,573
Consumer and other loans ........................................             1,706                --             1,706
Real estate sold on contract ....................................                47                --                47
                                                                           --------          --------          --------
    Total loans receivable (gross) ..............................          $ 53,134          $  8,914          $ 62,048
                                                                           ========          ========          ========

Mortgage-backed securities (gross) ..............................          $    639          $    192          $    831
                                                                           ========          ========          ========

      One- to Four-Family Residential Real Estate Loans. The Company's primary lending activity currently consists of the origination of fixed rate and adjustable-rate, one-to-four family owner-occupied residential mortgage loans collateralized by properties located in the Company's market area. The Company also originates one- to four-family construction loans that convert to permanent loans after the initial construction period which generally does not exceed nine months. The Company is a portfolio lender. In recent years, it has not sold loans in the secondary mortgage market and does not intend to conduct secondary market sales in the foreseeable future. One- to four-family loans are underwritten and originated according to policies approved by the Board of Directors. The Company has purchased one- to four-family mortgage loans collateralized by properties in Texas and Colorado. At December 31, 2003, the Company had an aggregate principal balance of $2.3 million in purchased loans.

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

      The Company also originates adjustable-rate mortgage ("ARM") loans with a maximum term of up to 30 years. The Company's ARM loans have interest rates that adjust every year or every three years based on an interest rate index. The Company's one-year ARM loans have terms of up to 30 years, with interest rates that adjust annually based on changes in the Quarterly National Average Cost of Funds for All SAIF Insured Institutions (the "SII Index"). The maximum annual increase in the interest rate charged on the Company's one-year ARM loans is 100 basis points, and the maximum life of the loan increase in interest rates is 600 basis points. The interest rate on the Company's three-year ARM loans adjusts every three years by up to 200 basis points per adjustment based on the SII Index at the time of adjustment. The maximum life of the loan increase in interest rate on the Company's three-year ARM loans is 600 basis points. In 2003, ARM loan originations decreased as a percentage of total mortgage loan originations, due to a higher demand for longer term fixed rate loans in the generally lower market interest rate environment. For the years ended December 31, 2003 and December 31, 2002, the Company originated $1.4 million and $2.8 million of ARM loans, respectively, which represented 10.6% and 16.4% of total mortgage loan originations, respectively, during such years.

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

      Multi-Family Residential, Commercial Real Estate and Other Real Estate Loans. At December 31, 2003, the Company had a total of 31 loans secured by multi-family and commercial real estate properties. The Company's multi-family real estate loans are secured by multi-family residences, such as rental properties, and commercial real estate loans are secured by other income producing properties such as nursing homes and office buildings. The Company also originates multi-family construction loans that convert to permanent loans after the initial construction period which generally does not exceed nine months. At December 31, 2003, the Company's multi-family and commercial real estate loans had an average principal balance of $131,300, and the largest multi-family or commercial real estate loan had a principal balance of $776,000. Multi-family and commercial real estate loans currently are offered with adjustable interest rates, although in the past the Company has originated fixed-rate multi-family and commercial real estate loans. The terms of each loan are negotiated on a case-by-case basis, although such loans typically have adjustable interest rates tied to a market index with a 600 basis point lifetime interest rate cap, and amortize over 15 years. An origination fee of 1% is usually charged on multi-family loans. The Company generally makes multi-family and commercial real estate loans up to 75% of the appraised value of the property securing the loan.

      The Company's originations of multi-family and commercial real estate loans have been limited in recent years because of limited local demand. However, as noted previously, the Company has in the past purchased out-of-market loans, and the aggregate principal balance of such multi-family and commercial real estate loans at December 31, 2003 was $5.7 million.

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

      Home Equity and Home Improvement Loans. The Company also originates home equity and home improvement loans. As of December 31, 2003, home equity and home improvement loans totaled $4.5 million, or 6.4%, of the Company's total loan portfolio. The Company's home equity and home improvement loans have fixed interest rates and are generally for terms of 5 to 10 years, with a maximum of 15 years. The Company's home equity and home improvement loans are closed-end loans for specific dollar amounts. They are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90% or less.

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

      If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. A certificate of title, based on a title search of the property, is generally required on all loans secured by real property. At December 31, 2003, the Company had outstanding loan commitments of $239,100. This amount does not include $1.2 million of the unfunded portion of loans in process.

Origination, Purchase of Loans. The table below shows the Company's originations, purchases and sales of loans for the years indicated.

                                                                                        Year Ended December 31
                                                                                        ----------------------
                                                                                    2003            2002             2001
                                                                                    ----            ----             ----
                                                                                              (In Thousands)
Total loans receivable at beginning of year .........................            $ 73,319         $ 74,492         $ 69,104
Loans purchased:
  Real estate:
Total loans purchased ...............................................                  --               --               --
                                                                                 --------         --------         --------
Loans originated:
  Real estate .......................................................              16,197           16,783           21,101
  Consumer ..........................................................               3,574            5,430            2,116
                                                                                 --------         --------         --------
     Total loans originated .........................................              19,771           22,213           23,217
                                                                                 --------         --------         --------
Loans transferred to REO ............................................                 (56)            (391)             (48)
Loan repayments .....................................................             (24,006)         (23,012)         (17,789)
Other loan activity (net) ...........................................                  --               17                8
                                                                                 --------         --------         --------
      Total loans receivable at end of year, net ....................            $ 69,028         $ 73,319         $ 74,492
                                                                                 ========         ========         ========

      Loan Origination Fees. In addition to interest earned on loans, the Company generally receives fees in connection with loan originations. Mortgage loan origination fees and certain loan origination costs, if material, are deferred and the net fee or cost is recognized in operations using the interest method over the contractual life of the loan. Direct loan origination costs on other loans are expensed; as such costs are not material in amount. Fees deferred are recognized into income immediately upon prepayment of the related loan. Such fees vary with the volume and type of loans and commitments made and purchased principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

Mortgage-Backed Securities

      A part of the Company's business involves investments in mortgage-backed securities. At December 31, 2003, all of the Company's mortgage-backed securities were insured or guaranteed by a United States Government agency or sponsored corporation. The Company's entire mortgage-backed securities portfolio consists of pass-through certificates. The Company invests in mortgage-backed securities to supplement local loan originations as well as to reduce interest rate risk exposure.

      The Company's pass-through certificates represent a participation interest in a pool of single-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interest in the form of securities, to investors such as the Company. Such quasi-governmental agencies that guarantee the payment of principal and interest to investors include the FHLMC, GNMA, or the FNMA. Pass-through certificates typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates and maturities that are within a specified range. The underlying pool of mortgages can be composed of either fixed rate mortgage loans or ARM loans. The interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed rate or adjustable rate, are passed on to the certificate holder.

      Set forth below is information relating to the Company's purchases and repayments of mortgage-backed securities for the years indicated.

                                                                                      Year Ended December 31,
                                                                              ---------------------------------------
                                                                                2003            2002            2001
                                                                              -------         -------         -------
                                                                                          (In Thousands)
Mortgage-backed securities
  at beginning of year: .......................................               $ 2,689         $ 4,205         $ 6,025
     Purchases ................................................                    --              --              --
     Repayments ...............................................                (1,053)         (1,509)         (1,807)
     Discount (premium) amortization ..........................                    (9)             (7)            (13)
                                                                              -------         -------         -------
Mortgage-backed securities
  at end of year, net .........................................               $ 1,627         $ 2,689         $ 4,205
                                                                              =======         =======         =======

      The following table sets forth selected data relating to the composition of the Company's mortgage-backed securities at the dates indicated.

                                                                                  At December 31,
                                                             --------------------------------------------------------
                                                                   2003                2002                 2001
                                                                 -------             -------              -------
                                                               $          %         $        %        $          %
                                                             ------    -----     ------   -----     ------     -----
                                                                                  (Dollars in Thousands)
Mortgage-backed securities:
  Adjustable .........................................       $  975     59.9%    $1,457    54.2%    $2,349      55.9%
  Fixed ..............................................          652     40.7      1,232    45.8      1,856      44.1
                                                             ------    -----     ------   -----     ------     -----
    Total mortgage-backed
      securities, net ................................       $1,627    100.0%    $2,689   100.0%    $4,205     100.0%
                                                             ======    =====     ======   =====     ======     =====

      At December 31, 2003 mortgage-backed securities totaled $1.6 million, or 1.6%, of total assets. ARM loans collateralized 59.9% of the Company's mortgage-backed securities portfolio, and fixed-rate loans collateralized 40.7% of the Company's mortgage-backed securities portfolio. All of the Company's mortgage-backed securities are insured or guaranteed by the FHLMC, the GNMA, or the FNMA. At December 31, 2003, all the Company's mortgage-backed securities were classified as "held to maturity." At December 31, 2003, the Company's mortgage-backed securities portfolio had a fair value of $1.7 million.

      Effective February 1992, the OTS adopted Thrift Bulletin 52 ("TB 52"). Among other things, TB 52 sets forth certain guidelines with respect to depository institutions' investment in certain "high risk mortgage securities." "High-risk mortgage securities" are defined as any mortgage derivative product that at the time of purchase, or at any subsequent date, meets any of three tests that are set forth in TB 52. High-risk mortgage securities may be purchased only in limited circumstances, and if held in a portfolio, must be reported as trading assets at market value, or as available-for-sale assets at the lower of cost or market value. In certain circumstances, OTS examiners may seek the orderly divestiture of high-risk mortgage securities. As of December 31, 2003, the Company did not hold any "high-risk mortgage securities" in its portfolio.

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

      When REO is acquired or otherwise deemed REO, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated fair value, less estimated selling expenses. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations. At December 31, 2003, the Company had no REO.

      Delinquent Loans and Nonperforming Assets. The following table sets forth information regarding non-accrual loans delinquent 90 days or more and real estate owned by the Company at the dates indicated. When a loan is delinquent 90 days or more, the Company fully reserves all accrued interest thereon and ceases to accrue interest thereafter. See notes 1 and 3 to the Notes to Consolidated Financial Statements. As of the dates indicated, the Company did not have any restructured loans within the meaning of SFAS 15.

                                                                                             At December 31,
                                                                   ----------------------------------------------------------------
                                                                     2003          2002          2001          2000           1999
                                                                   --------      --------      --------      --------      --------
                                                                                          (Dollars in Thousands)
Delinquent loans:
  One- to four-family residential real estate ................     $    469      $    104      $    909      $    195      $     --
  All other real estate ......................................           --            --            --            --            --
  Consumer loans, other ......................................           81             6            58            --             6
                                                                   --------      --------      --------      --------      --------
    Total delinquent loans ...................................          550           110           967           195            --
Total real estate owned (1) ..................................           --            19            48            --             6
                                                                   --------      --------      --------      --------      --------
      Total non-performing assets ............................     $    550      $    129      $  1,015      $    195      $      6
                                                                   ========      ========      ========      ========      ========

Total loans delinquent 90 days or more
  to net loans receivable ....................................          .80%         0.18%         1.30%         0.29%         0.01%
Total loans delinquent 90 days or more
  to total assets ............................................          .53%         0.11%         0.95%         0.20%         0.01%
Total non-performing loans and REO
  to total assets ............................................          .53%         0.12%         1.00%         0.20%         0.01%

----------
(1) Represents the net book value of property acquired by the Company through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of its fair value, less estimated selling costs, or the principal balance of the related loan.

      The following table sets forth information with respect to loans delinquent 30-89 days in the Company's portfolio at the dates indicated.

                                                                                   At December 31,
                                                           ----------------------------------------------------------------
                                                             2003          2002          2001          2000          1998
                                                           --------      --------      --------      --------      --------
                                                                                    (In Thousands)
Loans past due 30-89 days:
  One- to four-family residential ...................      $  1,110      $  1,453      $  1,145           588      $    445
  All other mortgages ...............................            --           938                                        --
 Consumer, other ....................................           438           167           197           208            60
                                                           --------      --------      --------      --------      --------
    Total past due 30-89 days .......................      $  1,548      $  2,558      $  1,342      $    796      $    505
                                                           ========      ========      ========      ========      ========

         The following table sets forth information with respect to the Company's delinquent loans and other problem assets at December 31, 2003.

                                                                                               At December 31,
                                                                                 --------------------------------------------
                                                                                          2003                   2002
                                                                                          ----                   ----
                                                                                 Balance         Number    Balance     Number
                                                                                 -------         ------    -------     ------
                                                                                             (Dollars in Thousands)
Residential real estate:
  Loans 30 to 89 days delinquent .......................................         $1,110             28      $1,453       51
  Loans 90 days or more delinquent .....................................            342              9         150        6

All other real estate loans:
  Loans 30 to 89 days delinquent .......................................             --             --          --       --
  Loans 90 days or more delinquent .....................................            127              1          --       --
Commercial non-real estate (30 days or more delinquent) ................             --             --          --       --
Consumer loans (30 days or more delinquent) ............................            438             75         204       48
Foreclosed real estate and repossessions ...............................             --             --          18        1
Other non-performing assets ............................................             --             --          --       --
Restructured loans within the meaning of Statement of
  Financial Accounting Standards No. 15 (not included
  in other nonperforming categories above) .............................             --             --          --       --
Loans to facilitate sale of real estate owned ..........................             63              3          53        3

      Classification of Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. At December 31, 2003, the Company had no special mention loans, $940,000 in substandard assets and $79,000 in doubtful assets.

      The following table sets forth the aggregate amount of the Company's classified assets at the dates indicated.

                                                                                         At December 31,
                                                                              ------------------------------------
                                                                               2003           2002           2001
                                                                              ------         ------         ------
                                                                                        (In Thousands)
Substandard assets .........................................                  $  940         $1,070         $1,396
Doubtful assets ............................................                      79             17             42
Loss assets ................................................                      --             --             --
                                                                              ------         ------         ------
     Total classified assets ...............................                  $1,019         $1,087         $1,438
                                                                              ======         ======         ======

      Allowance for Loan Losses. Management's policy is to provide for estimated losses on the Company's loan portfolio based on management's evaluation of the estimated losses that may be incurred. The Company regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral. During the years ended December 31, 2003, 2002 and 2001, the Company recorder $ 0, $80,000, and $0, respectively, in provision for loan losses. The Company's allowance for loan losses totaled $383,000, $404,000, and $378,000 at December 31, 2003, 2002, and 2001, respectively.

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

      Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the years indicated.

                                                                                    Year Ended December 31,
                                                             ----------------------------------------------------------------------
                                                               2003           2002            2001            2000            1999
                                                               ----           ----            ----            ----            ----
                                                                                    (Dollars in Thousands)
Net loans outstanding ...............................        $69,028         $73,319        $74,492         $69,104         $62,192
Average net loans outstanding .......................         69,818          75,378         72,620          66,222          58,312
                                                             =======         =======        =======         =======         =======

Allowance balances (at beginning of year) ...........            404             378            382             385             385
Provision for losses ................................             --              80             --              --              --
Charge-offs .........................................             40              78             25               9               1
Recoveries ..........................................             19              24             23              23               6
                                                             -------         -------        -------         -------         -------
Allowance balance (at end of year) ..................        $   383         $   404        $   378         $   382         $   382
                                                             =======         =======        =======         =======         =======

Allowance for loan losses as a percent
of net loans receivable at end of year ..............           0.56%         0. 55%           0.59%           0.59%           0.61%
Net loans charged off as a percent
  of average net loans outstanding ..................           0.06%         0. 10%           0.01%           0.01%           0.01%
Ratio of allowance for loan losses
  to total nonperforming loans
  at end of year ....................................          69.65%            N/M           39.1%            N/M             N/M
Ratio of allowance for loan losses
  to total nonperforming loans and REO
  at end of year ....................................          69.65%            N/M           37.2%            N/M             N/M

Investment Activities

      The Company's investment portfolio comprises investment securities, FHLB stock, and interest-earning deposits in other institutions. The Company has $2.0 million in corporate debt securities, all of which were rated A2 or better. At December 31, 2003, $4.3 million, or 16.3% of the Company's investment securities were scheduled to mature in one year or less, $15.6 million, or 58.9%, were scheduled to mature in from one to five years, and $6.6 million, or 24.9%, were scheduled to mature in over five years.

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

      Investment Portfolio. The following table sets forth the carrying value of the Company's investment portfolio for the years indicated.

                                                                                          Year Ended December 31,
                                                                                     -----------------------------------
                                                                                       2003         2002           2001
                                                                                     -------      -------        -------
                                                                                             (In Thousands)
Investment portfolio:
  U.S. Government and agency obligations ...............................             $11,582      $ 3,550        $ 1,518
  Corporate debt securities ............................................               2,045        4,040          5,096
  Interest-earning deposits in other institutions ......................              12,273       15,976         10,258
  FHLB stock ...........................................................                 555          705            613
                                                                                     -------      -------        -------
    Total investments ..................................................             $26,455      $24,271        $21,060
                                                                                     =======      =======        =======

      Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Company's investment portfolio at December 31, 2003.

                                                                           At December 31, 2003
                                              -------------------------------------------------------------------------
                                                 One Year or Less           One to Five Years      Five to Ten Years
                                              ----------------------     ---------------------   ----------------------
                                                          Annualized                Annualized               Annualized
                                                           Weighted                  Weighted                 Weighted
                                              Carrying      Average      Carrying     Average    Carrying      Average
                                                Value        Yield         Value       Yield       Value        Yield
                                              --------    ----------     --------   ----------   --------    ----------
                                                                        (Dollars in Thousands)
Investment portfolio:
   Investment securities, U.S. Government      $   --          --%        $ 7,052      3.88%      $6,575        4.40%
 FHLB stock .............................         555        3.00              --        --           --          --
  Interest-earning deposits
    in other institutions ...............       3,750        2.68           8,523      3.31           --          --
                                               ------                     -------                 ------
      Total .............................      $4,305        2.73%        $15,575      3.57%      $6,575        4.40%
                                               ======                     =======                 ======

                                                                  At December 31, 2003
                                                   ------------------------------------------------
                                                     More than Ten Years           Total
                                                   ---------------------   ------------------------
                                                              Annualized                 Annualized
                                                               Weighted                   Weighted
                                                   Carrying     Average    Carrying       Average
                                                     Value       Yield       Value         Yield
                                                   --------   ----------   --------      ----------
(Dollars in Thousands)
Investment portfolio:
   Investment securities, U.S. Government          $    --        --        $13,627         4.13%
 FHLB stock .............................               --        --            555         3.00
  Interest-earning deposits
    in other institutions ...............               --        --         12.273         3.12
                                                   -------                  -------
      Total .............................          $    --        --        $26,455         3.64%
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

      Deposits. Consumer and commercial deposits are attracted principally from within the Company's market area through the offering of a broad selection of deposit instruments including NOW accounts, passbook savings, money market deposit, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest, which the Company must pay, is not established by regulatory authority. The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Company has sought to decrease the risk associated with changes in interest rates by offering competitive rates on deposit accounts and by pricing certificates of deposit to provide customers with incentives to choose certificates of deposit with longer terms. Due to the current low market interest rate environment, however, terms of over 36 months are not attractive to customers. The Company does not obtain funds through brokers through a solicitation of funds outside its market area. The Company also obtains funds from local governmental sources and held approximately $2.6 million in such funds at December 31, 2003.

      Deposit Portfolio. Savings in the Company as of December 31, 2003, were represented by the various types of deposit programs described below.

  Weighted                                                                                              Percentage
   Average                                                                 Minimum                       of Total
Interest Rate        Minimum Term         Checking and Savings Deposits     Amount        Balances       Deposits
-------------        ------------         -----------------------------     ------        --------       --------
                                                                                       (In Thousands)
    0.00%                None             Noninterest-bearing checking     $     --       $  1,936          2.73%
    0.15                 None             NOW accounts                           --          7,876         11.12
     .50                 None             Passbook                               --          5,398          7.62
    1.10                 None             Money market accounts               1,000          8,675         12.24

                                             Certificates of Deposit

    1.19%               3 months          Fixed term, fixed rate           $  1,000       $    324           .46%
    1.41                6 months          Fixed term, fixed rate              1,000          2,954          4.17
    1.64                9 months          Fixed term, fixed rate              1,000          1,389          1.96
    1.87               12 months          Fixed term, fixed rate              1,000          3,906          5.51
    1.79               15 months          Fixed term, fixed rate              1,000            660           .93
    2.71               18 months          Fixed term, fixed rate              1,000          9,198         12.98
    2.80               24 months          Fixed term, fixed rate              1,000          2,779          3.92
    3.27               30 months          Fixed term, fixed rate              1,000            693           .98
    3.98               36 months          Fixed term, fixed rate              1,000         19,118         26.98
    4.05               48 months          Fixed term, fixed rate              1,000            688           .97
    4.29            Over 48 months        Fixed term, fixed rate              1,000          5,262          7.43
                                                                                          --------        ------
                                                                                          $ 70,856        100.00%

      The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Company between the dates indicated.

                                                                       At December 31,
                                       ---------------------------------------------------------------------------
                                                     2003                                    2002
                                       ------------------------------------    -----------------------------------
                                       Balance     Percent(1)     Change(2)    Balance    Percent(1)     Change(2)
                                       -------     ----------     ---------    -------    ----------     ---------
                                                                      (In Thousands)
Noninterest-bearing
 demand ......................         $ 1,936        2.73%          356         1,580        2.52%      $   (183)
NOW accounts .................           7,876       11.12          (258)        8,134       11.58           (127)
Passbooks ....................           5,398        7.62           527         4,871        6.94            237
Money market accounts ........           8,675       12.24           850         7,825       11.14            265
Time deposits that mature:
 within 12 months ............          19,030       26.86        (1,390)       20,420       29.08        (17,846)
 within 12-36 months .........          24,662       34.81           (63)       24,725       35.21         17,576
 beyond 36 months ............           3,279        4.63           622         2,657        3.78            247
                                       -------      ------       -------       -------      ------       --------
  Total ......................         $70,856      100.00%      $   644       $70,212      100.00%      $    169
                                       =======      ======       =======       =======      ======       ========
                                                                            At December 31,
                                       -----------------------------------------------------------------------------------------
                                                       2001                                    2000                        1999
                                       -----------------------------------       ----------------------------------      -------
                                       Balance     Percent(1)    Change(2)       Balance    Percent(1)    Change(2)      Balance
                                       -------     ----------    ---------       -------    ----------    ---------      -------
                                                                           (In Thousands)
Noninterest-bearing
 demand ......................         $ 1,763        2.52%      $  1,003       $   760        1.32%      $   586       $   898
NOW accounts .................           8,261       11.80            819         7,979       10.02           (61)        6,808
Passbooks ....................           4,634        6.62            315         4,319        6.96           240         4,730
Money market accounts ........           7,560       10.80          1,537         6,023        8.89           140         6,036
Time deposits that mature:
 within 12 months ............          38,266       54.64         11,337        26,865       51.41         3,562        34,917
 within 12-36 months .........           7,149       10.21        (10,337)       17,486       20.01        (4,348)       13,587
 beyond 36 months ............           2,410        3.44            696         1,714        1.39          (905)          942
                                       -------      ------       --------       -------      ------       -------       -------
  Total ......................         $70,042      100.00%      $  5,434       $65,146      100.00%      $  (786)      $67,918
                                       =======      ======       ========       =======      ======       =======       =======

----------
(1)   Represents percentage of total deposits.

(2)   Represents increase (decrease) in balance from end of prior year.

      Time Deposit Rates. The following table sets forth the time deposits in the Company classified by rates as of the dates indicated:

                                                                             At December 31,
                                                                     --------------------------------
                                                                      2003         2002        2001
                                                                      ----         ----        ----
                                                                             (In Thousands)
Rate

1.00-1.99% .....................................                     $10,530      $    --     $    --
2.00-3.99% .....................................                      22,008       24,979      10,874
4.00-5.99% .....................................                      14,433       22,775      26,835
6.00-7.99% .....................................                          --           48      10,116
                                                                     -------      -------     -------
                                                                     $46,971      $47,802     $47,825
                                                                     =======      =======     =======

      Time Deposit Maturities. The following table sets forth the amount and maturities of time deposits at December 31, 2003.

                                                                    Amount Due
                                ------------------------------------------------------------------------------
                                Less Than     1-2        2-3        3-4         4-5      After 5
                                One Year     Years      Years      Years       Years       Years        Total
                                -------     -------     ------     ------     -------     -------      -------
                                                                  (In Thousands)
Rate

1.00%-1.99% ...........         $ 7,842     $ 2,663     $   25     $   --     $    --     $    --      $10,530
2.00%-3.99% ...........          10,180       5,854      4,314        357       1,236          67       22,008
4.00%-5.99% ...........           1,008      11,134        672      1,618          --           1       14,433
                                -------     -------     ------     ------     -------     -------      -------
                                $19,030     $19,651     $5,011     $1,975     $  1236     $    68      $46,971
                                =======     =======     ======     ======     =======     =======      =======

      Large Certificates of Deposit Maturities. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2003. This amount does not include checking and savings deposits of greater than $100,000, which totaled approximately $4.1 million at December 31, 2003.

                                                                           Certificates
         Maturity Period                                                    of Deposit
         ---------------                                                    ----------
                                                                          (In Thousands)
         Three months or less...............................                 $ 1,047
         Three through six months...........................                   1,531
         Six through twelve months..........................                     463
         Over twelve months.................................                   3,778
                                                                             -------
              Total.........................................                 $ 6,919
                                                                             =======

      Change in Deposits. The following table sets forth changes in total deposits of the Company for the periods indicated:

                                                                                          Year Ended December 31,
                                                                                ------------------------------------------
                                                                                   2003            2002              2001
                                                                                ---------        ---------        --------
                                                                                              (In Thousands)
Deposits ...........................................................            $ 164,678        $ 147,024        $135,208
Withdrawals ........................................................              165,343          148,414         131,100
                                                                                ---------        ---------        --------
Net increase (decrease) before interest credited ...................                 (665)          (1,390)          4,108
Interest credited ..................................................                1,304            1,560           1,326
                                                                                ---------        ---------        --------
  Net increase in deposits .........................................            $     639        $     170        $  5,434
                                                                                =========        =========        ========

Borrowings

      Deposits are the Company's primary source of funds. The Company may also obtain funds from the FHLB. FHLB advances are collateralized by selected assets of the Company. Advances from the FHLB are secured by the Company's stock in the FHLB and a portion of the Company's first mortgage loans and investment securities. Historically, the Company has rarely used borrowed funds, but at December 31, 2003, the Company had $9.7 million in borrowed funds.

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

The following table sets forth certain information regarding borrowings by the Company at the dates indicated`

                                                                        Year Ended December 31,
                                                               -----------------------------------------
                                                                    2003            2002            2001
                                                                    ----            ----            ----
Weighted average rate paid on FHLB advance ......                   4.80%           5.15%           5.73%

                                                                   During the Year Ended December 31,
                                                               -----------------------------------------
                                                                 2003            2002             2001
                                                                 ----            ----             ----
                                                                        (Dollars in Thousands)
Maximum amount of FHLB Advance
   outstanding at any month .....................              $   9,700       $   9,700       $   9,700

Approximate average FHLB advance
  outstanding ...................................                  9,700           9,700           7,783

Approximate weighted average rate
  paid on FHLB advance ..........................                   4.80%           5.15%           5.73%

Employees

      As of December 31, 2003, the Company had 24 full-time and 4 part-time employees, none of whom is represented by a collective bargaining unit. The Company considers its relationship with its employees to be good.

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

      The description of statutory provisions and regulations applicable to savings associations set forth herein does not purport to be a complete description of such statutes and regulations and their effect on the Bank and the Company.

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

      Loans to One Borrower. Under federal law, savings institutions are generally subject to the national bank limits on loans to one borrower or a related group of borrowers. Generally, this limit is 15% of the Bank's unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Bank's maximum loans-to-one-borrower limit was $1.5 million at December 31, 2003. As of December 31, 2003, the Bank was in compliance with its loans-to-one-borrower limitations.

      Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly average basis in 9 out of every 12 months. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 2003, the Bank maintained 86.7% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

      Capital Distributions. OTS regulations govern capital distributions by federal savings banks, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings bank. A savings bank must file an application for OTS approval of a capital distribution if either
(1) the total capital distributions for the applicable calendar year exceed the sum of the savings bank's net income for that year to date plus the bank's retained net income for the preceding two years, (2) the savings bank would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statue, regulation, agreement or OTS-imposed condition, or (4) the savings bank is not eligible for expedited treatment of its filings. If an application is not required to be filed, a savings bank which is a subsidiary of a holding company, as well as certain other savings banks, must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution. Any additional capital distributions would require prior OTS approval. If the Bank's capital falls below its required levels or the OTS notifies it that it is in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS may prohibit a proposed capital distribution by any institution, which would otherwise be permitted by regulation, if the OTS determines that the distribution would constitute an unsafe or unsound practice.

      Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus borrowings payable in one year or less. This liquidity requirement is currently 4%. The Bank's average liquidity ratio for December 2003 exceeded the then applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

      Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's consolidated total assets, as reported in the institution's latest quarterly thrift financial report. Based on the assets size of the Bank it was required to pay a semi-annual assessment of approximately $16,900.

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

      The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O thereunder. Among other things, these regulations require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain approval procedures to be followed. At December 31, 2003, the Bank was in compliance with the regulations.

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

      The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2003 the Bank met each of its capital requirements.

      The following table sets forth the Bank's actual and required capital amounts and ratios as of December 31, 2003.

                                                               For capital           To be well capitalized
                                                                 adequacy            under prompt corrective
                                        Actual                   purposes               action provisions
                                  -------------------       --------------------     -----------------------
                                  Amount      Percent       Amount       Percent       Amount       Percent
                                  ------      -------       ------       -------       ------       -------
Tangible capital               $20,068,000      19.6%      $1,533,000       1.5%      $       --        --%
Tier I (core) capital           20,068,000      19.6        4,090,000       4.0        5,109,000       5.0
Risk based capital              20,316,000      44.2        3,675,000       8.0        4,594,000      10.0
Tier I risk-based capital       20,316,000      43.7               --        --        2,756,000       6.0

Federal Home Loan Bank System

      The Bank is a member of the Federal Home Loan Bank ("FHLB") of Des Moines, which is one of the 12 regional FHLBs. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Des Moines in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20th (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 2003 the Bank had $555,400 in FHLB stock, which was in compliance with this requirement. In past years the Bank has received dividends on its FHLB stock. Dividends for the year ended December 31, 2003, averaged 3.00%. Certain provisions of FIRREA require all 12 Federal Home Loan Banks to provide financial assistance for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions could cause rates on the FHLB advances to increase and could affect adversely the level of FHLB dividends paid and the value of FHLB stock in the future.

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

Holding Company Regulation

      General. WCF Financial, M.H.C. which owns the majority of the Company's common stock outstanding (the "Holding Company") and the Company are non-diversified mutual savings and loan holding companies. As such, the Holding Company and the Company are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Holding Company and the Company and their non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, the Company and the Holding Company are generally not subject to state business organizations law.

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

      Waiver of Dividends. OTS regulations require the Holding Company, to notify the OTS of any proposed waiver of its right to receive dividends. The OTS' reviews dividend waiver notices on a case-by-case basis, and, in general, not object to any such waiver if: (i) the Holding Company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the Holding Company's members; (ii) dividends waived by the Holding Company are considered as a restriction on the retained earnings of the savings institution, which restriction, if material, is disclosed in the public financial statements of the savings institution as a note to the financial statements; (iii) the amount of any dividend waived by the Holding Company is available for declaration as a dividend solely to the Holding Company, and, in accordance with SFAS 5, where the savings institution determines that the payment of such dividend to the Holding Company is probable, an appropriate dollar amount is recorded as a liability; (iv) the amount of any waived dividend is considered as having been paid by the savings institution in evaluating any proposed dividend under OTS capital distribution regulations; and (v) in the event the Holding Company converts to stock form, the appraisal submitted to the OTS in connection with the conversion application takes into account the aggregate amount of the dividends waived by the Holding Company.

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

      The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC. The Company anticipates that its ongoing annual SAIF premiums will be approximately $12,000.

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

Sarbanes-Oxley Act of 2002

      On July 30, 2002, the President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require pre-approval by the company's audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The Company's Chief Executive Officer and Chief Financial Officer have signed certifications to this Form 10-K as required by Sarbanes-Oxley. In addition, under Sarbanes-Oxley, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

      As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations will be able to convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1998 tax bad debt reserve accumulations. Any post-1987 reserves will be subject to recapture, regardless of whether or not a particular thrift intends to convert its charter, be acquired, or diversify its activities. The recapture tax on post-1987 reserves is assessed in equal installments over the six year period beginning in 1996. However, if a thrift meets a minimum level of mortgage lending test (i.e., if the thrift's level of mortgage lending activity (re-financing and home equity loans do not count) is equal to or exceeds its average mortgage lending activity for the six years preceding 1996, adjusted for inflation), then the thrift may suspend its tax bad debt recapture for the 1996 and 1997 tax years. At December 31, 2003 and 2002, the Bank had federal income tax bad debt reserves of approximately $2.4 million, which constitute allocations to bad debt reserves for federal income tax purposes for which no provision for taxes on income had been made.

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

ITEM 2. PROPERTIES

      (a) The Company conducts its business through two facilities located in Webster City, Hamilton County, Iowa. Webster City Federal Savings Bank is located at 820 Des Moines Street. Security Title and Abstract, Inc, is located at 730 Second Street. At December 31, 2003, the net book value of the Company's property and equipment was $692,976.

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

      (c) Description of Real Estate and Operating Data. Not Applicable; the book value of each of the Company's properties is less than 10% of the Company's total consolidated assets at December 31, 2003.

ITEM 3. LEGAL PROCEEDINGS

      The Company is periodically involved in claims and lawsuits that are incident to the Company's business. As of December 31, 2003, the Company was not involved in any material claim or lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of the year ended December 31, 2003 to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      For information concerning the market for the Company's common stock, the section captioned "Stockholder Information--Stock Listing" and "--Price Range of Common Stock and Dividends Paid" of the Company's Annual Report to Stockholders for the Year Ended December 31, 2003 (the "Annual Report to Stockholders") is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

      Pages 14-45 of the Company's 2003 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with accountants in the Company's accounting and financial disclosure during 2003.

ITEM 8A. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the covered period by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms AND in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in our periodic SEC filings.

      There has been no change in the Company's internal control over financial reporting during the Company's fourth quarter of fiscal year 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      Information concerning Directors of the Company, concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, concerning the Company's audit committee financial expert and Audit Committee, and concerning the Company's Code of Ethics is incorporated herein by reference from the Company's definitive Proxy Statement dated March 19, 2004 (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors.

      The following table sets forth information as of December 31, 2003, with respect to the executive officers of the Company.

Name                                  Age               Occupation
----                                  ---               ----------
Phyllis A. Murphy                     54                President and Chief Executive Officer

Stephen L. Mourlam                    52                Executive Vice President and Chief Financial Officer

Kyle R. Swon                          43                Senior Vice President and Chief Lending Officer

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

      Information concerning compensation plans previously approved by stockholders is set forth in the table on page 13 of the Company's Proxy Statement and is incorporated by reference herein.

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

            10.1.B Severance Agreement, as amended between the Company, the Bank and Stephen L. Mourlam, Executive Vice President and Chief Financial Officer as originally filed with the December 2000, 10-KSB..

            101.C Severance Agreement, as amended between the Company, the Bank and Kyle R. Swon, Senior Vice President and Chief Lending Officer as originally filed with the December 2000, 10-KSB..

            13      2003 Annual Report to Stockholders

            14      Code of Ethics

            21      Subsidiaries of the Registrant

            23      Consent of Accountants

            31.1    Certification of Chief Executive Officer

            31.2    Certification of Chief Financial Officer

            32 Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K:

            The Registrant filed one Form 8-K during the fourth quarter of 2003.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

            Information concerning principal accountant fees and services is incorporated herein by reference from page 13 and 14 of the Proxy Statement.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WEBSTER CITY FEDERAL BANCORP


Date:  March 23, 2004                  By: /s/
                                           -------------------------------------
                                           Phyllis A. Murphy
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/                                                 By: /s/
    ---------------------------------------------           --------------------------------------------
    Phyllis A. Murphy, President, Chief                     Stephen L. Mourlam, Executive Vice President
    Executive Officer and Director                          and Director
    (Principal Executive Officer)                           (Principal Financial and Accounting Officer)

    Date:  March 23, 2004                                   Date: March 23, 2004


By: /s/                                                 By: /s/
    ---------------------------------------------           --------------------------------------------
    Dr. Carroll E. Haynes, Chairman of the Board            Donald I. Newman, Director

    Date:  March 23, 2004                                   Date: March 23, 2004


By: /s/                                                 By: /s/
    ---------------------------------------------           --------------------------------------------
    Dennis J. Tasler, Director                              Dr. Leo Moriarty, Director

    Date:  March 23, 2004                                   Date: March 23, 2004


By: /s/
    ---------------------------------------------
    Kyle R. Swon, Senior Vice President and Director

    Date: March 23, 2004