Form 10QSB
period 2004-03-31
WEBSTER CITY FEDERAL BANCORP
filed 2004-05-10
CIK 1089830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004

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

      Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the regetaint was required to file such reports), and (2) has been subject to current filing requirements for the past 90 days. |X| Yes |_| No

      Transitional Small Business Disclosure Format: |_| Yes |X| No

      Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

3,772,372 shares of common stock, $.10 par value, outstanding at April 30, 2004.

                  Webster City Federal Bancorp and Subsidiaries

                                      Index

                                                                            Page
                                                                            ----

Part I. Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheets
                 at March 31, 2004 and December 31, 2003                     1

                 Consolidated Statements of Operations
                 for the three months ended March 31, 2004
                 and 2003                                                    2

                 Consolidated Statements of Cash Flows
                 for the three months ended March 31, 2004
                 and 2003                                                    3

                 Notes to Consolidated Financial Statements                  4

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              6

         Item 3. Controls and Procedures

Part II. Other Information

                 Other Information                                           11

                  Webster City Federal Bancorp and Subsidiaries

                           Consolidated Balance Sheets

                                                                        March 31,     December 31,
                                                                             2004             2003
                                                                    -------------    -------------
                                                                      (Unaudited)
Assets

Cash and cash equivalents                                           $   5,189,693    $   3,430,915
Time deposits in other financial institutions                          13,659,000       12,273,000
Securities available-for-sale                                          11,737,868       13,627,119
Securities held-to-maturity (market value                               3,354,944        3,478,632
    of $3,461,490 and $3,566,728, as of March 31, 2004 and
     Decemeber 31, 2003, respectively
Loans receivable, net                                                  68,554,821       69,028,234
Real estate owned                                                          73,809               --
Federal Home Loan Bank (FHLB) stock, at cost                              555,400          555,400
Bankers' Bank stock, at cost                                              147,500          147,500
Office property and equipment, net                                        678,290          692,976
Deferred taxes on income                                                  297,104          339,000
Accrued interest receivable                                               488,496          498,603
Prepaid expenses and other assets                                         580,578          681,154
                                                                    -------------    -------------
      Total assets                                                  $ 105,317,503    $ 104,752,533
                                                                    =============    =============

Liabilities and Stockholders' Equity

Deposits                                                            $  71,099,090    $  70,855,734
Federal Home Loan Bank advances                                         9,700,000        9,700,000
Advance payments by borrowers for
    taxes and insurance                                                   162,764          314,758
Accrued interest payable                                                  275,634           30,295
Current income taxes payable                                              194,030           76,611
Accrued expenses and other liabilities                                  1,119,576        1,117,061
                                                                    -------------    -------------
      Total liabilities                                             $  82,551,094    $  82,094,459
                                                                    -------------    -------------

Stockholders' Equity

Serial preferred stock, $0.10 par value                                        --               --
     Authorized 10,000,000 shares; issued none
Common stock, $.10 par value. 20,000,000 shares authorized:         $     430,123    $     430,123
     4,301,228 issued and 3,772,372 outstanding at March 31, 2004 and at December 31, 2003
Additional paid-in capital                                              9,439,591        9,439,592
Retained earnings, substantially restricted                            16,665,547       16,627,337
Unrealized gain on securities available-for-sale                          112,526           42,400
Treasury stock, 528,856 shares as of March 31, 2004                    (3,881,378)      (3,881,378)
     and December 31, 2003, respectively
                                                                    -------------    -------------

      Total stockholders' equity                                       22,766,409       22,658,074
                                                                    -------------    -------------

      Total liabilities and stockholders' equity                    $ 105,317,503    $ 104,752,533
                                                                    =============    =============

See accompying notes to consolidated financial statements.

                  Webster City Federal Bancorp and Subsidiaries

                      Consolidated Statements of Operations

                                                         For the Three Months
                                                            Ended March 31,
                                                       -------------------------
                                                           2004          2003
                                                       -----------   -----------
                                                              (Unaudited)
Income

Interest income:
   Loans receivable                                    $ 1,131,761   $ 1,297,025
   Mortgage-backed & related securities                     37,049        35,786
   Investment securities                                   133,153       106,296
   Other interest-earning assets                           104,751       122,608
                                                       -----------   -----------
      Total interest income                              1,406,714     1,561,715
                                                       -----------   -----------

Interest expense:
   Deposits                                                396,467       490,710
   Federal Home Loan Bank advances                         112,613       124,988
                                                       -----------   -----------
      Total interest expense                               509,080       615,698
                                                       -----------   -----------

   Net interest income                                     897,634       946,017

Provision for losses on loans                                   --            --
                                                       -----------   -----------
   Net interest income after
      provision for losses on loans                        897,634       946,017
                                                       -----------   -----------

Non-interest income:
   Fees and service charges                                 46,476        51,773
   Other                                                    44,211        30,819
                                                       -----------   -----------
      Total non-interest income                             90,687        82,592
                                                       -----------   -----------

Expense

Non-interest expense:
   Compensation, payroll taxes
     and employee benefits                                 314,310       302,314
   Office property and equipment                            40,093        37,796
   Data processing services                                 53,630        54,679
   Federal insurance premiums                                2,771         2,839
   Other real estate expenses, net                           4,173           509
   Advertising                                               6,352         8,981
   Other                                                   113,829       126,448
                                                       -----------   -----------
      Total non-interest expense                           535,158       533,566
                                                       -----------   -----------

Earnings before taxes on income                            453,163       495,043

Taxes on income                                            164,650       189,472
                                                       -----------   -----------

Net earnings                                           $   288,513   $   305,571
                                                       ===========   ===========

Earnings per share - basic                             $      0.08   $      0.08
                                                       ===========   ===========

Earnings per share - diluted                           $      0.08   $      0.08
                                                       ===========   ===========

See accompanying notes to consolidated financial statements.

                  Webster City Federal Bancorp and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                      For the Three Months
                                                                         Ended March 31,
                                                                   --------------------------
                                                                       2004           2003
                                                                   -----------    -----------
                                                                           (Unaudited)
Cash flows from operating activities
   Net earnings                                                    $   288,513    $   305,571
                                                                   -----------    -----------
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Depreciation                                                    22,857         14,833
        Amortization of premiums and discounts, net                     (1,799)           460
        Change in:
           Deferred taxes on income                                     41,896        (16,527)
           Accrued interest receivable                                  10,107         69,214
           Prepaid expenses and other assets                           100,576         28,401
           Accrued interest payable                                    245,339        267,453
           Current income taxes payable                                117,419        (83,374)
           Accrued expenses and other liabilities                        2,515        264,780
                                                                   -----------    -----------
              Total adjustments                                        538,910        545,240
                                                                   -----------    -----------
              Net cash provided by operating activities                827,423        850,811
                                                                   -----------    -----------

Cash flows from investing activities
   Proceeds from the maturity of interest earning deposits             693,000      1,094,000
   Purchase of interest earning deposits                            (2,079,000)      (793,000)
   Proceeds from sales of securities available-for-sale              2,961,425      1,500,000
   Purchase of securities available-for-sale                        (1,000,000)    (4,500,000)
   Principal collected on mortgage-backed and related securities       123,737        333,838
   Net change in loans receivable                                      399,305      3,122,019
   Purchase of office property & equipment                              (8,171)            --
                                                                   -----------    -----------
          Net cash provided by investing activities                  1,090,296        756,857
                                                                   -----------    -----------

Cash flows from financing activities
   Net increase in deposits                                            243,356      1,713,024
   Net decrease in advance payments by borrowers
     for taxes and insurance                                          (151,994)      (187,641)
   Dividends paid                                                     (250,303)      (184,594)
                                                                   -----------    -----------
          Net cash (used in) provided by financing activities         (158,941)     1,340,789
                                                                   -----------    -----------
          Net increase in cash and cash equivalents                  1,758,778      2,948,457
                                                                   -----------    -----------
Cash and cash equivalents at beginning of period                     3,430,915      5,251,946
                                                                   -----------    -----------
Cash and cash equivalents at end of period                         $ 5,189,693    $ 8,200,403
                                                                   ===========    ===========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                      $   151,128    $   223,257
     Taxes on income                                                        --             --

     Transfers from loans to real estate owned                     $    73,809    $        --
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

The consolidated financial statements for the three month periods ended March 31, 2004 and 2003 are unaudited. In the opinion of management of the Company, these financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.

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

Reclassifications

Critical Accounting Policy - The Company's critical accounting policy relates to the allowance for losses on loans. The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for losses on loans. The allowance for losses on loans is based on management's current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision, and considers all known internal and external factors that affect loan collectability as of the reporting date. Such evaluation, which included a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management's knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance.

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

3. DIVIDENDS

On January 21, 2004 the Company declared a cash dividend on its common stock payable on February 26, 2004 to stockholders of record as of February 10, 2004, equal to $.17 per share or approximately $641,303. Of this amount, the payment of approximately $391,000 (representing the dividend payable on 2,300,000 shares owned by WCF Financial, M.H.C., the Company's mutual holding company) was waived by the mutual holding company, resulting in an actual dividend distribution of $250,303.

4. EARNINGS PER SHARE COMPUTATIONS

2004

Earnings per share - basic is computed using the weighted average number of common shares outstanding of 3,772,372 for the three months ended March 31, 2004, divided into the net earnings of $288,500 for the three months ended March 31, 2004, resulting in net earnings per share basic of $.08 compared to $.08 for the same three month period ended March 31, 2003.

Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Company's stock option plan using the average price per share for the period. Such additional shares were 6,066 for the three months ended March 31, 2004. Net earnings for the three months ended March 31, 2004 were $288,500, resulting in net earnings per share diluted of $.08 compared to $.08 for the same three month period ended March 31, 2003.

5. INTANGIBLE ASSET

A Company subsidiary maintains an intangible asset relating to a customer list. It has an estimated useful life of 15 years and is being amortized using the straight-line method. At March 31, 2004, the gross carrying amount was $145,000 with accumulated amortization of $34,641. Amortization expense for the three months ended March 31, 2004 and 2003 was $2,418 and $2,418 respectively.

The estimated amortization expense for the following five year period is as follows:

       December 31, 2004         $ 9,667.
       December 31, 2005           9,667.
       December 31, 2006           9,667.
       December 31, 2007           9,667.
       December 31, 2008           9,667.

6. STOCK - BASED COMPENSATION

SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                              Quarter Ended       Quarter Ended
                                              March 31, 2004      March 31, 2003
                                              --------------      --------------

Net income, as reported                         $ 288,513            $ 305,571
Add stock -based employee
   compensation expense included in
   reported net income, net of tax                     --                   --
Deduct total stock-based employee
   compensation expense determined
   under fair-value-based method for
   all rewards, net of tax                             --                   --

         Pro forma                              $ 288,513            $ 305,571

Earnings per share

As reported:
     Basic                                            .08                  .08
     Diluted                                          .08                  .08
Pro forma:
     Basic                                            .08                  .08
     Diluted                                          .08                  .08

                                     Item 2

                  Webster City Federal Bancorp and Subsidiaries

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

FINANCIAL CONDITION

Total assets increased by $565,000, or .5%, from December 31, 2003 to March 31, 2004. Cash and cash equivalents increased $1.8 million or 33.9%. Securities available for sale decreased by $1.9 million or 13.9%. Loans receivable decreased $473,400, or .7% during the same period. At March 31, 2004, the Company had $73,800 in real estate owned. At December 31, 2003, the Company had no real estate owned. Deposits increased $243,400, or .3% from December 31, 2003 to March 31, 2004.

Total stockholders' equity increased by $108,300 to $22.8 million at March 31, 2004 from $22.7 at December 31, 2003, due to earnings of $288,500 and an increase in accumulated other comprehensive income of $70,100, partially offset by quarterly dividends paid totaling $250,300.

CAPITAL

The Office of Thrift Supervision (OTS) requires that the Bank meet certain minimum capital requirements. As of March 31, 2004 the Bank was in compliance with all regulatory capital requirements. The Bank's required, actual and excess capital levels as of March 31, 2004 were as follows:

                         Required     % of      Actual        % of       Excess
                          Amount     Assets     Amount       Assets      Capital
                          ------     ------     ------       ------      -------
                                         (Dollars in thousands)

Tier 1 (Core) Capital     $4,107      4.0%      $20,153      19.65%      $16,046
Risk-based Capital        $3,679      8.0%      $20,373      44.30%      $16,694

RESULTS OF OPERATIONS

Interest Income. Interest income decreased by $155,000 for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The decrease was due to a decrease in the average yield on interest-earning assets to 5.74% for the three months ended March 31, 2004 compared to 6.20% for the three months ended March 31, 2003 and a decrease in the average balance of interest earning assets of $2.8 million or 2.7% to $98.0 million for the three months ended March 31, 2004 from $100.7 million for the corresponding period ended March 31, 2003.

Interest on loans for the three months ended March 31, 2004 decreased by $165,300 or 12.7% compared to the three months ended March 31, 2003. The decrease resulted primarily from a decrease in total loans outstanding during the period, and a decrease in the yields on loans receivable from 7.27% for the three months ended March 31, 2003 to 6.59% for the three months ended March 31, 2004. The decrease in the yields on loans receivable was primarily due to lower market rates and a number of adjustable rate loans repricing at a lower rate based on the lagging index used by the Bank.

Interest on mortgage-backed and related securities increased by $1,300 or 3.5% for the three-month period ended March 31, 2004 as compared to the same period ended March 31, 2003. The increase was the result of the Company purchasing additional municipal bonds. The average balance of mortgage-backed and related securities increased by $938,000 to $3.4 million for the three months ended March 31, 2004 compared to $2.5 million for the three months ended March 31, 2003, and a decrease of 147 basis points in the average yield on mortgage-backed and related securities to 4.36% for the three months ended March 31, 2004 from 5.83% for the three months ended March 31, 2003, as remaining adjustable rate loans repriced at a lower rate.

Interest Expense. Interest expense decreased by $106,700, or 17.3%, from $615,700 for the three months ended March 31, 2003 to $509,000 for the three months ended March 31, 2004. The decrease in interest expense was partially due to the average cost of deposits decreasing by 52 basis points from 2.78% for the three months ended March 31, 2003 to 2.26% for the three months ended March 31, 2004, and a decrease in the average deposits outstanding of $210,000 from $70.5 million for the three months ended March 31, 2003 to $70.3 million for the three months ended March 31, 2004. Interest expense on FHLB advances decreased by $12,100 for the three months ended March 31, 2004 compared to the same three months ended March 31, 2003, due to the Bank renewing one of its FHLB advances at a rate of 1.36%, a decline from the 3.63% rate in November of 2003.

Net Interest Income. Net interest income before provision for losses on loans decreased by $48,400 or 5.1% from $946,000 for the three months ended March 31, 2003 to $897,600 for the three months ended March 31, 2004. The Company's interest rate spread for the three months ended March 31, 2004 improved by 6 basis points to 2.99% from 2.93% for the three months ended March 31, 2003. The decline in the yield on interest earning assets of 46 basis points was offset by a larger decline in the cost of interest bearing liabilities of 52 basis points, thereby increasing the overall spread by 6 basis points.

Non-interest Income. Non-interest income increased by $8,100 or 9.8% for the three-month period ended March 31, 2004 as compared to the same period ended March 31, 2003. The increase was due to an increase in service charges collected and an increase in additional fees received from the abstracting company.

Non-interest Expense. Non-interest expense increased by $1,600 or .3% for the three-month period ended March 31, 2004 compared to the same period ended March 31, 2003. Compensation and benefit costs increased $12,000 or 3.8% from $302,300 for the three months ended March 31, 2003 to $314,300 for the three-month period ended March 31, 2004. The increase was due primarily to increased expenses related to the Company's retirement plan.

Provision for Losses on Loans. There were no provisions for losses on loans for the three months ended March 31, 2004 or March 31, 2003. The Company had $407,900 in non-performing loans as of March 31, 2004 compared to $247,900 as of March 31, 2003. The Company had $28,400 in charge-offs during the first quarter of 2004, and total charge-offs of $33,900 during the first quarter of 2003. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses. The allowance for losses on loans was $355,300 at March 31, 2004 compared to $383,080 at December 31, 2003.

Taxes on Income. Income taxes for the three months ended March 31, 2004, were $164,700 compared to $189,500 for the same period ended March 31, 2003. The effective income tax rate for the three months of 2004 was 36.4% compared to 38.3% for the first three months of 2003. Taxes decreased due primarily to the Company increasing its investments in municipal bonds.

Net Earnings. Net earnings of the Company totaled $288,500 for the three months ended March 31, 2004 compared to $305,600 for the three months ended March 31, 2003.

Impact of New Accounting Standards

      In January, 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" and, in December 2003, issued Revised Interpretation No. 46 (FIN 46R), "Consolidation of Variable Interest Entities," which replaced FIN 46. The Company adopted the disclosure provisions of FIN 46 effective December 31, 2002. On February 1, 2003, the Company adopted the recognition and measurement of provisions of FIN 46 for variable interest entities (VIE's) formed after January 31, 2003, and, on December 31, 2003, the Company adopted FIN 46R. The Company has no newly formed variable interest entity subject to the provisions of FIN 46. The adoption of FIN 46 and FIN 46R did not have a material effect on the consolidated financial statements of the Company.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends Statement 133 for decisions made (1) as part of the Derivates Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in particular, the meaning of "an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors," the meaning of "underlying," and the characteristics of a derivative that contains financing components. FASB 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149 on July 1, 2003 and such adoption did not have a material effect on its financial position or results of operations.

      In May 2003, the FASB issued Statement No. 150 (FAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. On October 29, 2003, the FASB voted to defer for an indefinite period the application of the guidance in FAS 150, to non-controlling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability on the parent's financial statements. The adoption of the sections of this Statement that have not been deferred did not have a significant impact on the Company's financial condition or results of operation. The section noted above that has been deferred indefinitely is not expected to have a significant impact on the Company's financial condition or results of operations.

      The American Institute of Certified Public Accountants ("AICPA") has issued a Statement of Position ("SOP") "Accounting for Certain Loans or Debt Securities Acquired in a Transfer". The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. It includes such loans acquired in purchase business combinations and would apply to all enterprises. The SOP limits the yield that may be accreted (accretable yield) to the excess of the investor's estimate of undiscounted expected future principle and interest cash flows (expected future cash flows) over the investor's initial investment in the loan. The implementation of this SOP is not expected to have a material effect on the financial statements.

      In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. This Staff Accounting Bulletin summarizes the views of the staff regarding the application of accounting principles generally accepted in the United States of America to loan commitments accounted for as derivative instruments. The provisions of this Staff Accounting Bulletin are effective after March 31, 2004. The Company does not expect that the adoption of this Staff Accounting Bulletin will have a material impact on the consolidated financial statements of the Company.

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

                                     Item 3

                             Controls and Procedures

Under the supervision and with participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15 d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, is timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in it periodic SEC filings.

There has been no change made in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K.

            Exhibit 31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes- Oxley Act

            Exhibit 31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act

            Exhibit 32 Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

            On January 23, 2004 a Form 8-K report was filed relating to the dividends for the fourth quarter of 2003 payable February 26, 2004.

            On March 19, 2004 a Form 8-K report was filed relating to earnings for the year ended December 31, 2003.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 8-K

                                 CURRENT REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

       Date of Report (Date of earliest event reported): January 23, 2004

                          WEBSTER CITY FEDERAL BANCORP
             (Exact name of registrant as specified in its charter)

           Federal                    0-26577                    42-1491186
(State or other jurisdiction    (Commission File No.)          (IRS Employer
      of incorporation)                                      Identification No.)

820 Des Moines Street, Webster City, Iowa                        50595-0638
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (515) 832-3071

                                 Not Applicable
          (Former name or former address, if changed since last report)

Item 7. Financial Statements and Exhibits.

(a)   Not Applicable.

(b)   Not Applicable.

(c)   Exhibits.

              Exhibit No.     Description
              -----------     -----------

                  99          Press release dated January 23, 2004

Item 9. Regulation FD Disclosure.

      The following information is furnished pursuant to this Item 9 and in satisfaction of Item 12, "Disclosure of Results of Operations and Financial Condition."

      On January 23, 2004, Webster City Federal Bancorp (the "Company") announced a cash dividend for the fourth quarter of 2003. A copy of the press release dated January 23, 2004, announcing the dividend for the fourth quarter of 2003 is attached as Exhibit 99 to this report.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          WEBSTER CITY FEDERAL BANCORP


DATE: January 23, 2004                By:
                                          --------------------------------------
                                          Phyllis A. Murphy
                                          President and Chief Executive Officer

                                   EXHIBIT 99

                  PRESS RELEASE OF WEBSTER CITY FEDERAL BANCORP

                                                                January 23, 2004
                                                           FOR IMMEDIATE RELEASE

                                           Contact: Phyllis A. Murphy, President
                                                     and Chief Executive Officer
                                                              Tel (515) 832-3071

                          WEBSTER CITY FEDERAL BANCORP
                                  DIVIDEND NEWS

Webster City Federal Bancorp has announced a cash dividend of $.17 per share for the quarter ended December 31, 2003. The dividend will be payable to shareholders of record as of February 10, 2004 and will be paid on February 26, 2004.

WCF Financial, M.H.C., owner of 2,300,000 of the total outstanding shares of 3,772,372, has announced that it has waived the right to receive the dividend. Accordingly, the dividend will be paid on 1,472,372 marketable shares owned by the minority stockholders.

Webster City Federal Bancorp is the holding company for Webster City Federal Savings Bank and Security Title & Abstract, Inc. The Company trades under the Nasdaq symbol of WCFB.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 8-K

                                 CURRENT REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

        Date of Report (Date of earliest event reported): March 19, 2004

                          WEBSTER CITY FEDERAL BANCORP
             (Exact name of registrant as specified in its charter)

           Federal                     0-26577                   42-1491186
(State or other jurisdiction    (Commission File No.)          (IRS Employer
      of incorporation)                                      Identification No.)

820 Des Moines Street, Webster City, Iowa                        50595-0638
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (515) 832-3071

                                 Not Applicable
          (Former name or former address, if changed since last report)

Item 7. Financial Statements and Exhibits.

(d)   Not Applicable.

(e)   Not Applicable.

(f)   Exhibits.

              Exhibit No.     Description
              -----------     -----------

                  99          Press release dated March 19, 2004

Item 9. Regulation FD Disclosure.

      The following information is furnished pursuant to this Item 9 and in satisfaction of Item 12, "Disclosure of Results of Operations and Financial Condition."

      On March 19, 2004, Webster City Federal Bancorp (the "Company") announced annual earnings of the Company for the year ended December 31, 2003. A copy of the press release dated March 19, 2004, announcing the earnings for the year ended December 31, 2003, is attached as Exhibit 99 to this report.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           WEBSTER CITY FEDERAL BANCORP


DATE: March 19, 2004                   By:
                                           -------------------------------------
                                           Phyllis A. Murphy
                                           President and Chief Executive Officer

                                   EXHIBIT 99

                  PRESS RELEASE OF WEBSTER CITY FEDERAL BANCORP

                                                                  March 19, 2004
                                                           FOR IMMEDIATE RELEASE

                                           Contact: Phyllis A. Murphy, President
                                                     and Chief Executive Officer
                                                              Tel (515) 832-3071

                          WEBSTER CITY FEDERAL BANCORP
                              ANNUAL EARNINGS NEWS

Webster City Federal Bancorp reported consolidated net earnings of $1,187,000 or $.31 per share for the year ended December 31, 2003 compared to $1,437,000 or $.38 per share for the period ended December 31, 2002.

The Company reported total assets of $104,753,000 for the year ended December 31, 2003 compared to $103,554,000 for the same period ended December 31, 2002.

The asset quality of the Company remained strong, with non-performing assets as a percentage of total assets at .53%.

Refinancing of mortgage loans was at record levels in 2003. Webster City Federal Savings Bank, the savings bank subsidiary of the Company, is a portfolio lender and chose to keep rates somewhat higher than the market rather than put long term, fixed rate assets on the books in this historically low interest rate environment. This resulted in a reduction of loans outstanding from the prior year and an increase in investment securities. By laddering it's investment securities, the Company believes it is well-positioned to take advantage of market opportunities as they arise.

The Company announced a two-for-one stock split paid on September 24, 2003. The stock price at the close of 2002 was $9.50 per share (adjusted for the stock split). The 2003 year end price was $14.00 per share, for an increase of 47% from the prior year. The dividend paid to shareholders was increased by 36% in the fourth quarter of 2003.

Webster City Federal Bancorp is the holding company for Webster City Federal Savings Bank and Security Title & Abstract, Inc. The Company's stock trades under the Nasdaq symbol of WCFB.

Safe Harbor Statement

This news release and other releases and reports issued by the Company, including reports to the Securities and Exchange Commission, may contain "forward-looking statements". The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.

Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe", "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

                  Webster City Federal Bancorp and Subsidiaries

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                WEBSTER CITY FEDERAL BANCORP
                                Registrant


Date: May 10, 2004          By:
                                ----------------------------------------
                                Phyllis A. Murphy
                                President and Chief Executive Officer


Date: May 10, 2004          By:
                                ----------------------------------------
                                Stephen L. Mourlam
                                Executive Vice President/Chief Financial Officer