Form 10KSB/A
period 2003-12-31
WEBSTER CITY FEDERAL BANCORP
filed 2004-06-22
CIK 1089830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

                           Commission Number: 0-26577

                          WEBSTER CITY FEDERAL BANCORP
                          ----------------------------
             (Exact Name of Registrant as Specified in its Charter)

         United States                                      42-1491186
   ---------------------------                            ---------------
  (State or Other Jurisdiction                           (I.R.S. Employer
 of Incorporation or Organization)                     Identification Number)

 820 Des Moines Street, Webster City, Iowa                  50595-0638
 -----------------------------------------                  ----------
 (Address of Principal Executive Offices)                   (Zip Code)

                                 (515) 832-3071
                                  -------------
               (Registrant's Telephone Number including area code)

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO[_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

      Transitional Small Business Disclosure Format: [_] Yes  [X] No

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

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the year ended December 31, 2003 (Parts II and III).

2.    Proxy Statement for the 2004 Annual Meeting of Stockholders (Part III).

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            13    2003 Annual Report to Stockholders

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

                                           WEBSTER CITY FEDERAL BANCORP


Date: June 16, 2004                      By: /s/ Phyllis A. Murphy
                                           -------------------------------------
                                           Phyllis A. Murphy
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  By: /s/ Phyllis A. Murphy               By: /s/ Stephen L. Mourlam
     -----------------------------------     ----------------------------------
     Phyllis A. Murphy, President, Chief     Stephen L. Mourlam, Executive Vice
     Executive Officer and Director          President and Director
     (Principal Executive Officer)          (Principal Financial and
                                             Accounting Officer)

     Date: June 16, 2004                     Date: June 16, 2004



  By: /s/ Carroll E. Haynes               By: /s/ Donald I. Newman
     -------------------------------         --------------------------
     Dr. Carroll E. Haynes, Chairman         Donald I. Newman, Director
     of the Board

     Date:  June 16, 2004                    Date: June 16, 2004


  By: /s/ Dennis J. Tasler                By: /s/ Leo Mariarty
     --------------------------              --------------------------
     Dennis J. Tasler, Director              Dr. Leo Moriarty, Director

     Date:  June 16, 2004                    Date: June 16, 2004


  By: /s/Kyle R. Swon
     ------------------------------------------------
     Kyle R. Swon, Senior Vice President and Director

     Date: June 16, 2004