Form 10QSB/A
period 2004-03-31
WEBSTER CITY FEDERAL BANCORP
filed 2004-07-14
CIK 1089830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                                  FORM 10-QSB/A
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004
                                    --------------


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from__________________to_______________________


     COMMISSION File Number: 0-26577
                            --------

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

     Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the regetaint was required to file such reports), and (2) has been subject to current filing requirements for the past 90 days. [X] Yes [_] No

Transitional Small Business Disclosure Format: [_] Yes [X] No

     Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

3,772,372 shares of common stock, $.10 par value, outstanding at April 30, 2004.
                                                                 --------------

                  Webster City Federal Bancorp and Subsidiaries

                           PART II. Other Information


Item 6. Exhibits.
        --------

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


                                WEBSTER CITY FEDERAL BANCORP
                                Registrant




Date: May 10, 2004         By:  /s/ Phyllis A. Murphy
      ------------              ------------------------------------------------
                                Phyllis A. Murphy
                                President and Chief Executive Officer




Date: May 10, 2004         By:  /s/ Stephen L. Mourlam
    --------------              ------------------------------------------------
                                Stephen L. Mourlam
                                Executive Vice President/Chief Financial Officer