Form 10QSB
period 2004-06-30
WEBSTER CITY FEDERAL BANCORP
filed 2004-08-12
CIK 1089830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004

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

      Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to current filing requirements for the past 90 days. |X| Yes |_| No

      Transitional Small Business Disclosure Format: |_| Yes |X| No

      Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date:

3,772,372 shares of common stock, $.10 par value, outstanding at July, 31, 2004.

                  Webster City Federal Bancorp and Subsidiaries

                                      Index

                                                                            Page
                                                                            ----

Part I. Financial Information

         Item 1. Financial Statements

                  Consolidated Balance Sheets
                  at June 30, 2004 (unaudited)  and December 31, 2003          1

                  Consolidated Statements of Operations
                  for the three and six months ended June 30, 2004
                  and 2003 (unaudited)                                         2

                  Consolidated Statements of Cash Flows
                  for the six months ended June 30, 2004
                  and 2003 (unaudited)                                         3

                  Notes to Consolidated Financial Statements (unaudited)       4

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations               6

         Item 3. Controls and Procedures

Part II. Other Information

                  Other Information                                           11

                  Webster City Federal Bancorp and Subsidiaries

                           Consolidated Balance Sheets

                                                                      June 30,          December 31,
                                                                        2004                2003
                                                                   -------------       -------------
Assets                                                              (Unaudited)
Cash and cash equivalents                                          $   3,442,826       $   3,430,915
Time deposits in other financial institutions                         12,768,000          12,273,000
Securities available-for-sale                                         12,950,744          13,627,119
Securities held-to-maturity                                            3,699,067           3,478,632
    (market value of $3,678,797 and $3,566,728, as of
     June 30, 2004 and Decemeber 31, 2003, respectively.)
Loans receivable, net                                                 69,032,794          69,028,234
Federal Home Loan Bank (FHLB) stock, at cost                             555,500             555,400
Bankers' Bank stock, at cost                                             147,500             147,500
Office property and equipment, net                                       655,433             692,976
Deferred taxes on income                                                 422,851             339,000
Accrued interest receivable                                              511,860             498,603
Prepaid expenses and other assets                                        609,129             681,154
                                                                   -------------       -------------
      Total assets                                                 $ 104,795,704       $ 104,752,533
                                                                   =============       =============

Liabilities and Stockholders' Equity

Deposits                                                           $  70,978,356       $  70,855,734
Federal Home Loan Bank advances                                        9,700,000           9,700,000
Advance payments by borrowers for
    taxes and insurance                                                  366,596             314,758
Accrued interest payable                                                  20,895              30,295
Current income taxes payable                                              10,681              76,611
Accrued expenses and other liabilities                                 1,139,943           1,117,061
                                                                   -------------       -------------
      Total liabilities                                               82,216,471          82,094,459
                                                                   -------------       -------------

Serial preferred stock, $0.10 par value                                       --                  --
     Authorized 10,000,000 shares; none issued
Common stock,  $.10 par value.  20,000,000 shares authorized:            430,123             430,123
     4,301,228 issued and 3,772,372 outstanding at
    June 30, 2004 and at December 31, 2003
Additional paid-in capital                                             9,439,592           9,439,592
Retained earnings, substantially restricted                           16,689,747          16,627,337
Unrealized (loss) gain on securities available-for-sale                  (98,851)             42,400
Treasury stock, 528,856 shares as of June 30, 2004                    (3,881,378)         (3,881,378)
     and December 31, 2003, respectively
                                                                   -------------       -------------

      Total stockholders' equity                                      22,579,233          22,658,074
                                                                   -------------       -------------

      Total liabilities and stockholders' equity                   $ 104,795,704       $ 104,752,533
                                                                   =============       =============

See accompying notes to consolidated financial statements.

                  Webster City Federal Bancorp and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                For the Three Months            For the Six Months
                                                   Ended June 30,                  Ended June 30,
                                             --------------------------      --------------------------
                                                2004            2003            2004            2003
                                             ----------      ----------      ----------      ----------
Income

Interest Income:
   Loans receivable                          $1,116,282      $1,229,392      $2,248,043      $2,526,417
   Mortgage-backed & related securities          36,313          30,952          73,362          66,738
   Investment securities                        139,582         143,326         272,735         249,622
   Other interest earning assets                111,346         103,030         216,097         225,638
                                             ----------      ----------      ----------      ----------
      Total interest income                   1,403,523       1,506,700       2,810,237       3,068,415
                                             ----------      ----------      ----------      ----------

Interest Expense:
   Deposits                                     386,394         474,616         782,861         965,326
   FHLB advances                                125,601         126,376         238,214         251,364
                                             ----------      ----------      ----------      ----------
      Total interest expense                    511,995         600,992       1,021,075       1,216,690
                                             ----------      ----------      ----------      ----------
   Net interest income                          891,528         905,708       1,789,162       1,851,725
Provision for losses on loans                        --              --              --              --
                                             ----------      ----------      ----------      ----------
   Net interest income after
      provision for losses on loans             891,528         905,708       1,789,162       1,851,725
                                             ----------      ----------      ----------      ----------

Non-interest income:
   Fees and service charges                      56,551          53,487         103,027         105,260
   Other                                         37,443          98,577          81,654         129,396
                                             ----------      ----------      ----------      ----------
      Total non-interest income                  93,994         152,064         184,681         234,656
                                             ----------      ----------      ----------      ----------

Expense

Non-interest expense:
   Compensation, payroll taxes,
     and employees benefits                     306,186         293,195         620,496         595,509
   Office property and equipment                 37,543          43,917          77,636          81,713
   Data processing services                      52,917          47,977         106,547         102,656
   Federal insurance premiums                     2,712           2,838           5,483           5,677
   Other real estate expenses, net                2,909             542           7,082           1,051
   Advertising                                   10,109          10,013          16,461          18,994
   Other                                        128,993         162,954         242,822         289,402
                                             ----------      ----------      ----------      ----------
      Total non-interest expense                541,369         561,436       1,076,527       1,095,002
                                             ----------      ----------      ----------      ----------

     Earnings before taxes on income            444,153         496,336         897,316         991,379

Taxes on income                                 169,650         195,495         334,300         384,967
                                             ----------      ----------      ----------      ----------

    Net earnings                             $  274,503      $  300,841      $  563,016      $  606,412
                                             ==========      ==========      ----------      ----------

Earnings per share - basic                   $     0.07      $     0.08      $     0.15      $     0.16
                                             ==========      ==========      ==========      ==========

Earnings per share - diluted                 $     0.07      $     0.08      $     0.15      $     0.16
                                             ==========      ==========      ==========      ==========

 See accompanying notes to consolidated financial statements.

                  Webster City Federal Bancorp and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                           For the Six Months
                                                                             Ended June 30,
                                                                      -----------------------------
                                                                         2004              2003
                                                                      -----------       -----------
                                                                               (Unaudited)
Cash flows from operating activities
   Net earnings                                                       $   563,016       $   606,412
                                                                      -----------       -----------

   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Depreciation                                                       65,028            45,714
        Amortization of premiums and discounts, net                       (10,952)           (8,370)
        Loss on sale of real estate owned                                  17,622                --
        Gain on sale of investments available for sale                         --           (27,712)
        Change in:
             Deferred taxes on income                                     (83,851)           (1,490)
             Accrued interest receivable                                  (13,257)          112,731
             Prepaid expenses and other assets                             72,025            24,911
             Accrued interest payable                                      (9,400)          (11,969)
             Current income taxes payable                                 (65,930)          (68,326)
             Accrued expenses and other liabilities                        24,163           120,436
                                                                      -----------       -----------

                  Total adjustments                                        (4,552)          185,925
                                                                      -----------       -----------

                  Net cash provided by operating activities               558,464           792,337
                                                                      -----------       -----------

Cash flows from investing activities
   Proceeds from the maturity of interest bearing deposits              1,683,000         2,682,000
   Purchase of interest earning deposits                               (2,178,000)       (3,864,000)
   Proceeds from sales of securities available-for-sale                 3,090,395         4,856,271
   Purchase of securities available-for-sale                           (2,550,000)       (9,845,000)
   Purchase of mortgage-backed and related securities                    (485,000)               --
   Principal collected on mortgage-backed and related securities          268,965           581,203
   Net change in loans receivable                                         (22,182)        4,567,306
   Purchase of office property and equipment                              (27,485)          (32,020)
   Purchase of FHLB Stock                                                    (100)               --
                                                                      -----------       -----------

            Net cash used in investing activities                        (220,407)       (1,054,240)
                                                                      -----------       -----------

Cash flows from financing activities
   Net change in deposits                                                 122,622         2,451,408
   Net increase (decrease) in advance payments by borrowers
     for taxes and insurance                                               51,838           (15,607)
   Dividends paid                                                        (500,606)         (366,451)
                                                                      -----------       -----------
            Net cash (used in) provided by financing activities          (326,146)        2,069,350
                                                                      -----------       -----------

            Net increase in cash and cash equivalents                      11,911         1,807,447

Cash and cash equivalents at beginning of period                        3,430,915         5,251,946
                                                                      -----------       -----------

Cash and cash equivalents at end of period                            $ 3,442,826       $ 7,059,393
                                                                      ===========       ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                         $   792,261       $   953,357
     Taxes on income                                                      335,000           338,819

     Transfers from loans to real estate acquired
     through foreclosure                                              $    73,809       $    56,187
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

The consolidated financial statements for the three and six month periods ended June 30, 2004 and 2003 are unaudited. In the opinion of management of the Company, these financial statements reflect all adjustments, consisting only of normal recurring accruals necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of Webster City Federal Bancorp, Security Title and Abstract, Inc., Webster City Federal Savings Bank and its wholly owned subsidiary, WCF Service Corporation, which is engaged in the sales of mortgage life and credit life insurance to the Bank's loan customers. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Critical Accounting Policy - The Company's critical accounting policy relates to the allowance for losses on loans. The Company has established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish a sufficient allowance for losses on loans. The allowance for losses on loans is based on management's current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision, and considers all known internal and external factors that affect loan as of the reporting date. Such evaluation, which included a review of all loans on which full collect ability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management's knowledge of inherent risks in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance.

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

On April 21, 2004 the Company declared a cash dividend on its common stock payable on May 26, 2004 to stockholders of record as of May 10, 2004, equal to $.17 per share or approximately $641,303. Of this amount, the payment of approximately $391,000 (representing the dividend payable on 2,300,000 shares owned by WCF Financial, M.H.C., and the Company's mutual holding company) was waived by the mutual holding company, resulting in an actual dividend distribution of $250,303.

4. EARNINGS PER SHARE COMPUTATIONS

2004

Earnings per share - basic is computed using the weighted average number of common shares outstanding of 3,772,372 for the three and six months ended June 30, 2004, respectively, and divided into the net earnings of $274,500 and $563,000 for the three and six months ended June 30, 2004, respectively, resulting in net earnings per share basic of $.07 and $.15 for the three and six months ended June 30, 2004, respectively.

Earnings per share - diluted is computed using the weighted average number of common shares outstanding after giving effect to additional shares assumed to be issued in relation to the Bank's stock option plan using the average price per share for the period. Such additional shares were 5,678 and 5,813 for the three and six months ended June 30, 2004, respectively, due to the average price per share being more than the stock option exercise price. Net earnings for the three and six months ended June 30, 2004 were $274,500 and $563,000, respectively, resulting in net earnings per share diluted of $.07 and $.15 for the three and six months ended June 30, 2004, respectively.

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

5. INTANGIBLE ASSET

A Company subsidiary maintains an intangible asset relating to a customer list acquired. It has an estimated useful life of 15 years and is being amortized using the straight-line method. At June 30, 2004, the gross carrying amount was $145,000 with accumulated amortization of $37,064. Amortization expense for each of the six months ended June 30, 2004 and 2003 was $4,834.

The estimated amortization expense for the following five year period is as follows:

         December 31, 2004          $  9,667
         December 31, 2005             9,667
         December 31, 2006             9,667
         December 31, 2007             9,667
         December 31, 2008             9,667

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

                                           Quarter Ended    Six Months Ended     Quarter Ended    Six Months Ended
                                           June 30, 2004      June 30, 2004      June 30, 2003      June 30, 2003
                                           -------------    ----------------     -------------    ----------------
Net income, as reported                     $   274,503        $   563,016        $   300,841        $   606,412
Add stock -based employee
  compensation expense included in
   reported net income, net of tax                   --                 --                 --                 --

Deduct total stock-based employee
   compensation expense determined
   under fair-value-based method for
   all rewards, net of tax                           --                 --                 --                 --
                                            -----------        -----------        -----------        -----------
         Pro forma                          $   274,503        $   563,016        $   300,841        $   606,412
                                            ===========        ===========        ===========        ===========

Earnings per share

As reported:
     Basic                                          .07                .15                .08                .16
     Diluted                                        .07                .15                .08                .16
Pro forma:
     Basic                                          .07                .15                .08                .16
     Diluted                                        .07                .15                .08                .16

                  Webster City Federal Bancorp and Subsidiaries

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

FINANCIAL CONDITION

Total assets increased by $43,200, or .5%, from December 31, 2003 to June 30, 2004. Cash and cash equivalents increased $11,900 or .4%. Loans receivable increased $4,600, or less then .1% during the same period. In view of the historically low interest rates, it was the Company's position to offer rates slightly higher than the market and maintain loans receivable at the current level. Securities available-for-sale decreased by $676,400, or 5.0% from December 31, 2003 to June 30, 2004, and securities held-to-maturity increased $220,400 or 6.3%, from December 31, 2003 to June 30, 2004. During the six-month period, deposits increased $122,600, or .2%, due to an increase in public funds being deposited.

Total stockholders' equity decreased by $80,100 to $22.6 million at June 30, 2004 from $22.7 million at December 31, 2003 as earnings of $563,000 were offset by two quarterly cash dividends totaling $500,600 and a decrease in the unrealized gain on securities available for sale of $141,000.

CAPITAL

The Office of Thrift Supervision (OTS) requires that the Bank meet certain minimum capital requirements. As of June 30, 2004, the Bank was in compliance with all regulatory capital requirements. The Bank's required, actual and excess capital levels as of June 30, 2004 were as follows:

                            Required      % of             Actual          % of            Excess
                             Amount      Assets            Amount         Assets          Capital
                             ------      ------            ------         ------          -------
                                                  (Dollars in thousands)
Tier 1 (Core) Capital        $3,056       3.0%            $19,745         19.48%          $16,689
Risk-based Capital           $3,737       8.0%            $19,846         42.95%          $16,109

RESULTS OF OPERATIONS

Interest Income. Interest income decreased by $103,200 or 6.9% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This was the result of a decrease in the average yield on interest-earning assets to 5.63% for the three months ended June 30, 2004 from 5.88% for the three months ended June 30, 2003 and a decrease in the average balance of interest earning assets of $2.7 million or 2.6% to $99.7 million for the three months ended June 30, 2004 from $102.4 million for the three months ended June 30, 2003. Interest income totaled $2.8 million for the six months ended June 30, 2004 compared to $3.1 million for the six months ended June 30, 2003. This was the result of a decrease in the average yield on interest-earning assets to 5.69% for the six months ended June 30, 2004 from 6.04% for the six months ended June 30, 2003 and an decrease in the average balance of interest earning assets of $2.7 million or 2.7% to $98.9 million for the six months ended June 30, 2004 from $101.6 million for the six months ended June 30, 2003.

Interest on loans for the three months ended June 30, 2004 decreased $113,100 or 9.2% compared to the three months ended June 30, 2003. The decrease resulted primarily from a decrease in average loans outstanding to $68. 9 million for the three months ended June 30, 2004 from $68.8 million for the same period ended June 30, 2003, and a decrease in the average yield on loans receivable from 7.15% for the three months ended June 30, 2003 to 6.48% for the three months ended June 30, 2004. Interest on loans for the six months ended June 30, 2004 decreased $278,400 or 11.0% compared to the six months ended June 30, 2003. The decrease resulted from a decrease in average loans outstanding during the period from $70.1 million for the period ended June 30, 2003 to $68.8 million for the same period ended June 30, 2004 and a decrease in the yield on loans receivable from 7.21% for the six months ended June 30, 2003 to 6.53% for the six months ended June 30, 2004. The decrease in the average yield on loans receivable was primarily due to lower market rates and adjustable rate loans repricing at a lower rate based on the lagging index used by the Bank.

Interest on mortgage-backed and related securities increased by $5,400 or 17.3% for the three-month period ended June 30, 2004 as compared to the same period ended June 30, 2003. The increase resulted from an increase of $1.6 million or 73.2% in the average balance of mortgage-backed and related securities to $3.7 million for the three months ended June 30, 2004 compared to $2.2 million for three months ended June 30, 2003 and offset by a decrease of 181 basis points in the average yield on mortgage-backed securities to 3.87% for the three months ended June 30, 2004 from 5.68% for the three months ended June 30, 2003. Interest on mortgage-backed and related securities increased $6,600 or 9.9% for the six months ended June 30, 2004 compared to same period ended June 30, 2003. The increase resulted from an increase of $1.2 million or 51.7% in the average balance of mortgage-backed and related securities to $3.6 million for the six months ended June 30, 2004 compared to $2.3 million for the six months ended June 30, 2003 and offset by a decrease of 161 basis points in the average yield on mortgage-backed and related securities to 4.12% for the six months ended June 30, 2004 from 5.73% for the six months ended June 30, 2003.

Interest on investment securities decreased by $3,700 or 2.6% for the three months ended June 30, 2004 compared to the same period ended June 30, 2003. This was due to a decrease in the average yield of 22 basis points from 4.08%, for the three months ended June 30, 2003 to 4.30% for the three months ended June 30, 2004, and a decrease in the average balance of investment securities from $14.1 million for the three months ended June 30, 2003 to $13.0 million for the three months ended June 30, 2004. Interest on investment securities increased by $23,100 or 9.3% for the six months ended June 30, 2004 as compared to the same period ended June 30, 2003. This was due to a increase in the average yield of 16 basis points from 4.11%, for the six months ended June 30, 2003 to 4.27%, for the six months ended June 30, 2004 and an increase in the average balance of investment securities from $12.2 million for the six months ended June 30, 2003 to $12.8 million for the six months ended June 30, 2004.

Interest Expense. Interest expense decreased by $89,000, or 14.8%, from $601,000 for the three months ended June 30, 2003 to $512,000 for the three months ended June 30, 2004. The decrease in interest expense was due to a decrease in deposit interest rates of 44 basis points from 2.63% for the three month period ended June 30, 2003 to 2.19% for the same three month period ended June 30, 2004. Interest expense decreased by $195,600 or 16.1%, from $1.2 million for the six months ended June 30, 2003 to $1.0 million for the six months ended June 30, 2004. The decrease in interest expense was due to a decrease in deposit interest rates of 49 basis points from 2.71% for the six month period ended June 30, 2003 to 2.22% for the same six month period ended June 30, 2004. Interest on FHLB advances decreased by 4 basis points from 5.22% for the three month period ended June 30, 2003 to 5.18% for the same three month period ended June 30, 2004. Interest on FHLB advances decreased by 28 basis points from 5.19% for the six month period ended June 30, 2003 to 4.91% for the same six month period ended June 30, 2004. The decrease in the interest on FHLB advances was due to the Bank renewing an FHLB advance at a lower rate during the last quarter of 2003.

Net Interest Income. Net interest income before provision for losses on loans decreased by $14,200 or 1.6% from $905,700 for the three months ended June 30, 2003 to $891,500 for the three months ended June 30, 2004. Net interest income before provision for losses on loans decreased by $62,600 or 3.4% for the six months ended June 30, 2004 compared to the same period ended June 30, 2003. The Company's interest rate spread for the three months ended June 30, 2004 increased by 13 basis points to 3.08% from 2.95% for the three months ended June 30, 2003. The Company's interest rate spread for the six months ended June 30, 2004 increased by 10 basis points to 3.14% from 3.04% for the six months ended June 30, 2003.

Provision for Losses on Loans. There were no provisions for losses on loans for the three and six months ended June 30, 2004. The Company had charge offs of $1,100 and recoveries of $1,000 during the three month period ended June 30, 2004 and charge offs of $5,200 and recoveries of $6,500 during the three month period ended June 30, 2003. The Company had charge offs of $29,500 and recoveries of $1,000 during the six month period ended June 30, 2004 and had charge-offs of $39,100 and recoveries of $14,600 during the six month period ended June 30, 2003. On June 30, 2004 the Company had $354,200 in provisions for losses on loans, and $517,500 in non-accrual loans compared to $355,500 on June 30, 2003. The allowance for losses on loans is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb probable losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses.

Non-interest Income. Total non-interest income decreased by $58,100 or 38.2% for the three-month period ended June 30, 2004 as compared to the same period ended June 30, 2003. Non-interest income decreased by $50,000 or 21.3% for the six months ended June 30, 2004 as compared to the same period ended June 30, 2003. The decrease in income for the three and six month periods ending June 30, 2004, compared to the periods ended June 30, 2003 was due to a gain on the sale of a security of $27,712 taken in 2003 and a decrease in loan fees earned this period from the same period last year.

Non-interest Expense. Non-interest expense decreased $20,100 or 3.6% for the three-month period ended June 30, 2004 compared to the same period ended June 30, 2003. Non-interest expense decreased $18,500 or 1.7% for the six-month period ended June 30, 2004 compared to the same period ended June 30, 2003. Data processing expenses increased $5,000 or 10.3% for the three-month period ended June 30, 2004 compared to the same period ended June 30, 2003. Data processing expenses increased $3,900 or 3.8% for the six-month period ended June 30, 2004 compared to the same period ended June 30, 2003. Compensation and benefit costs increased $13,000 or 4.4% from $293,200 for the three months ended June 30, 2003 to $306,200 for the three month period ended June 30, 2004. Compensation and benefit costs increased by $25,000 or 4.2% from $595,500 for the six months ended June 30, 2003 to $620,500 for the six months ended June 30, 2004. The increases were primarily due to an increase in the Company's contribution to its employee retirement plan and an increase in employee compensation.

Taxes on Income. Income taxes for the three months ended June 30, 2004, decreased by $25,900 or 13.2%, compared to the same period ended June 30, 2003. Income taxes for the six months ended June 30, 2004, decreased by $50,700 or 13.2%, compared to the same six month period ended June 30, 2003. The effective income tax rate for the three months ended June 30, 2004 was 38.2% compared to 39.4% for the three months ended June 30, 2003. The effective income tax rate for the first six months of 2004 was 37.3% compared to 38.8% for the first six months of 2003. The decrease in the effective tax rate was due to the Company owning more tax exempt securities during the period ended June 30, 2004.

Net Earnings. Net earnings decreased $26,300 or 8.8% to $274,500 for the three months ended June 30, 2004 compared to $300,800 for the three months ended June 30, 2003. Net earnings decreased $43,400 or 7.2% to $563,000 for the six-month period ended June 30, 2004 compared to $606,400 for the same period ended June 30, 2003.

Impact of New Accounting Standards

      In January, 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" and, in December 2003, issued Revised Interpretation No. 46 (FIN 46R), "Consolidation of Variable Interest Entities," which replaced FIN 46. The Company adopted the disclosure provisions of FIN 46 effective December 31, 2003. On February 1, 2003, the Company adopted the recognition and measurement of provisions of FIN 46 for variable interest entities (VIE's) formed after January 31, 2003, and, on December 31, 2003, the Company adopted FIN 46R. The Company has no newly formed variable interest entity subject to the provisions of FIN 46. The adoption of FIN 46 and FIN 46R did not have a material effect on the consolidated financial statements of the Company.

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

      In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. This Staff Accounting Bulletin summarizes the views of the staff regarding the application of accounting principles generally accepted in the United States of America to loan commitments accounted for as derivative instruments. The provisions of this Staff Accounting Bulletin are for commitments after March 31, 2004. The adoption of this Staff Accounting Bulletin did not have a material impact on the consolidated financial statements of the Company.

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

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

      The Company did not repurchase any of its equity securities during the period covered by this report.

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

      On April 23, 2004 a Form 8-K report was filed relating to the dividends for the first quarter of 2004 payable May 26, 2004.

      On May 4, 2004 a form 8-K report was filed relating to the earnings for the first quarter ended March 31, 2004.

                  Webster City Federal Bancorp and Subsidiaries

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                         WEBSTER CITY FEDERAL BANCORP
                                         Registrant

Date: August 12, 2004                By  /s/ Phyllis A. Murphy
                                         ---------------------
                                         Phyllis A. Murphy
                                         President and Chief Executive Officer

Date: August 12, 2004                By: /s/ Stephen L. Mourlam
                                         ---------------------
                                         Stephen L. Mourlam
                                         Executive Vice President/Chief
                                         Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 8-K

                                 CURRENT REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

        Date of Report (Date of earliest event reported): April 23, 2004

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

                     99                  Press release dated April 23, 2004

Item 9. Regulation FD Disclosure.

      The following information is furnished pursuant to this Item 9 and in satisfaction of Item 12, "Disclosure of Results of Operations and Financial Condition."

      On April 23, 2004, Webster City Federal Bancorp (the "Company") announced a cash dividend for the first quarter of 2004. A copy of the press release dated April 23, 2004, announcing the dividend for the first quarter of 2004 is attached as Exhibit 99 to this report.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       WEBSTER CITY FEDERAL BANCORP


DATE: April 23, 2004               By: /s/ Phyllis A. Murphy
                                       ---------------------
                                           Phyllis A. Murphy
                                           President and Chief Executive Officer

                                   EXHIBIT 99

                  PRESS RELEASE OF WEBSTER CITY FEDERAL BANCORP

                                                                  April 23, 2004
                                                           FOR IMMEDIATE RELEASE

                                           Contact: Phyllis A. Murphy, President
                                                     and Chief Executive Officer
                                                              Tel (515) 832-3071

                          WEBSTER CITY FEDERAL BANCORP
                                  DIVIDEND NEWS

Webster City Federal Bancorp has announced a cash dividend of $.17 per share for the quarter ended March 31, 2004. The dividend will be payable to shareholders of record as of May 11, 2004 and will be paid on May 27, 2004.

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

          Date of Report (Date of earliest event reported): May 4, 2004

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

                      99              Press release dated May 4, 2004

Item 9. Regulation FD Disclosure.

      The following information is furnished pursuant to this Item 9 and in satisfaction of Item 12, "Disclosure of Results of Operations and Financial Condition."

      On May 4, 2004, Webster City Federal Bancorp (the "Company") announced earnings of the Company for the quarter ended March 31, 2004. A copy of the press release dated May 4, 2004, announcing the earnings for the quarter ended March 31, 2004, is attached as Exhibit 99 to this report.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       WEBSTER CITY FEDERAL BANCORP


DATE: May 4 , 2004                 By: /s/ Phyllis A. Murphy
                                       ---------------------
                                           Phyllis A. Murphy
                                           President and Chief Executive Officer

                                   EXHIBIT 99

                  PRESS RELEASE OF WEBSTER CITY FEDERAL BANCORP

                                                                     May 4, 2004
                                                           FOR IMMEDIATE RELEASE

                                           Contact: Phyllis A. Murphy, President
                                                     and Chief Executive Officer
                                                              Tel (515) 832-3071

                          WEBSTER CITY FEDERAL BANCORP
                        FIRST QUARTER 2004 EARNINGS NEWS

Webster City Federal Bancorp reported consolidated net earnings of $288,500 or $.08 per share for the quarter ended March 31, 2004 compared to $305,600 or $.08 per share for the quarter ended March 31, 2003.

Total assets of the Company for the quarter ended March 31, 2004 were $105,318,000 compared to $105,636,000 for the same period ended March 31, 2003.

Interest income decreased by $155,000 for the three months ended March 31, 2004 compared to the same period ending March 31, 2003. The decrease in interest income was due to a decrease in the average balance of interest earning assets and decrease in interest income as a result of the lower market rates.

Interest expense also decreased by $106,700 for the three months ended March 31, 2004. This decrease was partially due to the average cost of deposits decreasing by 52 basis points and a decrease in average deposits outstanding of $210,000. Interest expense on FHLB advances also decreased for the quarter ended March 31, 2004 by $12,100. The decrease was due to the refinance of an advance at a lower rate.

The asset quality of the Company remains strong, with reserves allocated in an amount the Company believes to be adequate to absorb probable losses.

Stockholder's equity increased by $108,300 to 22.8 million at March 31, 2004 from the prior quarter.

Webster City Federal Bancorp is the holding company for Webster City Federal Savings Bank and Security Title & Abstract, Inc. The Company's stock trades under the Nasdaq symbol of WCFB

Safe Harbor Statement

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

                  Webster City Federal Bancorp and Subsidiaries

                           Consolidated Balance Sheets

                                                                           March 31,            December 31,
                                                                             2004                   2003
                                                                         -------------         -------------
Assets                                                                    (Unaudited)
Cash and cash equivalents                                                $   5,189,693         $   3,430,915
Time deposits in other financial institutions                               13,659,000            12,273,000
Securities available-for-sale                                               11,737,868            13,627,119
Securities held-to-maturity (market value                                    3,354,944             3,478,632
    of $3,461,490 and $3,566,728, as of March 31, 2004 and
     Decemeber 31, 2003, respectively
Loans receivable, net                                                       68,554,821            69,028,234
Real estate owned                                                               73,809                    --
Federal Home Loan Bank (FHLB) stock, at cost                                   555,400               555,400
Bankers' Bank stock, at cost                                                   147,500               147,500
Office property and equipment, net                                             678,290               692,976
Deferred taxes on income                                                       297,104               339,000
Accrued interest receivable                                                    488,496               498,603
Prepaid expenses and other assets                                              580,578               681,154
                                                                         -------------         -------------
      Total assets                                                       $ 105,317,503         $ 104,752,533
                                                                         =============         =============

Liabilities and Stockholders' Equity

Deposits                                                                 $  71,099,090         $  70,855,734
Federal Home Loan Bank advances                                              9,700,000             9,700,000
Advance payments by borrowers for
    taxes and insurance                                                        162,764               314,758
Accrued interest payable                                                       275,634                30,295
Current income taxes payable                                                   194,030                76,611
Accrued expenses and other liabilities                                       1,119,576             1,117,061
                                                                         -------------         -------------
      Total liabilities                                                  $  82,551,094         $  82,094,459
                                                                         -------------         -------------

Stockholders' Equity

Serial preferred stock, $0.10 par value                                             --                    --
     Authorized 10,000,000 shares; issued none
Common stock, $.10 par value. 20,000,000 shares authorized:              $     430,123         $     430,123
     4,301,228 issued and 3,772,372 outstanding at March 31, 2004 and at December 31, 2003
Additional paid-in capital                                                   9,439,591             9,439,592
Retained earnings, substantially restricted                                 16,665,547            16,627,337
Unrealized gain on securities available-for-sale                               112,526                42,400
Treasury stock, 528,856 shares as of March 31, 2004                         (3,881,378)           (3,881,378)
     and December 31, 2003, respectively
                                                                         -------------         -------------

      Total stockholders' equity                                            22,766,409            22,658,074
                                                                         -------------         -------------

      Total liabilities and stockholders' equity                         $ 105,317,503         $ 104,752,533
                                                                         =============         =============

See accompying notes to consolidated financial statements.

                  Webster City Federal Bancorp and Subsidiaries

                      Consolidated Statements of Operations

                                                   For the Three Months
                                                      Ended March 31,
                                              -----------------------------
                                                  2004              2003
                                              -----------        ----------
                                              (Unaudited)
Income

Interest income:
   Loans receivable                            $1,131,761        $1,297,025
   Mortgage-backed & related securities            37,049            35,786
   Investment securities                          133,153           106,296
   Other interest-earning assets                  104,751           122,608
                                               ----------        ----------
      Total interest income                     1,406,714         1,561,715
                                               ----------        ----------

Interest expense:
   Deposits                                       396,467           490,710
   Federal Home Loan Bank advances                112,613           124,988
                                               ----------        ----------
      Total interest expense                      509,080           615,698
                                               ----------        ----------

   Net interest income                            897,634           946,017

Provision for losses on loans                          --                --
                                               ----------        ----------
   Net interest income after
      provision for losses on loans               897,634           946,017
                                               ----------        ----------

Non-interest income:
   Fees and service charges                        46,476            51,773
   Other                                           44,211            30,819
                                               ----------        ----------
      Total non-interest income                    90,687            82,592
                                               ----------        ----------

Expense

Non-interest expense:
   Compensation, payroll taxes
     and employee benefits                        314,310           302,314
   Office property and equipment                   40,093            37,796
   Data processing services                        53,630            54,679
   Federal insurance premiums                       2,771             2,839
   Other real estate expenses, net                  4,173               509
   Advertising                                      6,352             8,981
   Other                                          113,829           126,448
                                               ----------        ----------
      Total non-interest expense                  535,158           533,566
                                               ----------        ----------

Earnings before taxes on income                   453,163           495,043

Taxes on income                                   164,650           189,472
                                               ----------        ----------

Net earnings                                   $  288,513        $  305,571
                                               ==========        ==========

Earnings per share - basic                     $     0.08        $     0.08
                                               ==========        ==========

Earnings per share - diluted                   $     0.08        $     0.08
                                               ==========        ==========

See accompanying notes to consolidated financial statements.